Form 10QSB
period 1995-06-30
LASERGATE SYSTEMS INC
filed 1995-08-14
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

 __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

     Commission file number 0-15873

                        LASERGATE SYSTEMS, INC.
            (Exact name of small business issuer in its charter)

        Florida                                         59-2543206
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

                 28050 US 19 N, Suite 502, Clearwater, Florida  34621
                 (Address of principal executive office)   (Zip Code)

                    Issuer's telephone number:         (813) 725-0882



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   x    No  ___

  State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practical date.

        Class                                  Outstanding at June 30, 1995

  Common stock $0.03 par value                       3,023,013

                              LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1995

                                               INDEX

  Part I.        FINANCIAL INFORMATION                                    PAGE

         Item 1. Consolidated Financial Statements                          3

                 Consolidated Balance Sheets as of  June 30,                3
                  1995 (unaudited) and December 31, 1994

                 Consolidated Statements of Operations                      4
                  (unaudited) for the three months
                  and the six months ended June 30, 1995 and 1994

                 Consolidated Statements of Cash Flows                      5
                  (unaudited) for the six months ended
                  June 30, 1995 and 1994

                 Notes to Financial Statements (unaudited)                  6

         Item 2. Management's Discussion and Analysis or Plan              11
                 of Operation

  Part II.          OTHER INFORMATION

         Item 1. Legal Proceedings                                         14

         Item 4. Submission of Matters to a                                14
                 Vote of Security Holders

         Item 6. Exhibits and Reports on Form 8-K                          14

                        Lasergate Systems, Inc. and Subsidiaries
                              CONSOLIDATED BALANCE SHEETS
                                        ASSETS

                                            June 30,                December 31,
                                            1995               1994
 Current assets                          (Unaudited)
  Cash and cash equivalents                 $   303,497        $   1,589,837
  Account receivable, net of allowance for
   doubtful accounts of $29,423 and $17,000     632,075              152,529
  Inventories                                   192,182              124,680
  Prepaid expenses                              104,680              116,948

   Total current assets                       1,232,614            1,983,994

 Property and equipment                         238,415               96,993
 Systems and software costs                   1,605,574              529,558
 Other assets (including
  goodwill of $2,646,036 and $536,919)        3,143,688              868,286

                                          $   6,220,291        $   3,478,831


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
  Note payable, related party                   300,000                    0
  Notes payable, other:                          10,950               74,910
  Current portion of obligations
   under  capital leases                         14,028                    0
  Accounts payable, trade                       471,134              530,260
  Customer payment for future services           92,619               62,000
  Deferred revenue                              253,230                    0
  Accrued expenses:
    Salaries and wages                           18,538               53,647
    Reinstallation                              259,684              281,075
    Other                                       185,458               58,447

    Total current liabilities                 1,605,641            1,060,339

  Obligations under capital leases,
   less current portion                          24,988                    0
  Note payable, related party                         0              200,000

  Promissory notes payable, shareholders,
   with conversion features                   2,324,335                    0
  Common stock subject to put options           210,000              210,000
  Obligations to issue common stock
   and common stock options                     682,500              450,000

 Stockholders' equity:
  Preferred stock, $.03 par value,
   2,000,000 shares authorized, 95,950
   and 36,364 shares of Series A issued
   and outstanding 111,800 and -0- shares
   of Series B issued and outstanding
   at June 30, 1995 and December 31,
   1994, respectively                             6,232                1,091
  Common stock, $.03 par value,
   3,023,013 shares authorized, 3,023,013
   and 2,913,680 issued and outstanding at
   June 30, 1995 and December 31,
   1994, respectively                            90,691               87,412
  Additional paid-in capital                 11,333,978            9,258,563
  Less:  Common stock, $.03 par value,
   30,000 shares subject to put options        (210,000)            (210,000)
   Note receivable, shareholders               (559,000)                   0
  Accumulated deficit                        (9,289,074)          (7,578,574)
    Total stockholder's equity                1,372,827            1,558,492
                                            $ 6,220,291          $ 3,478,831

                          Lasergate Systems, Inc. and Subsidiaries

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (Unaudited)

                       Three Months Ended June 30,    Six Months Ended June 30,
                         1995           1994            1995            1994

 Revenues              $ 871,994     $ 646,800     $ 1,490,449      $  692,857

 Cost of goods sold      298,521       333,343         664,076         350,667

   Gross profit          573,473       313,457         826,373         342,190

 Selling, general and
  admin. expenses      1,199,554       539,798       2,507,944         815,691

 Operating loss         (626,081)     (226,341)     (1,681,571)       (473,501)

 Interest expense         16,605        19,438          28,929          38,395

 Loss before
  income taxes          (642,686)     (245,779)     (1,710,500)       (511,896)

 Income taxes                  0             0               0               0

 Net loss             $( 642,686)   $( 245,779)    $(1,710,500)      $(511,896)

 Net loss per
  common share           $(.21)       $(.19)         $(.57 )           $(.61)

 Weighted Average Common
  Stock Outstanding    3,023,013      1,261,063      3,023,013         842,548











 The accompanying notes are an integral part of these statements

                        Lasergate Systems, Inc. and Subsidiaries

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                June 30,             June 30,
                                                  1995                 1994
 Cash flows from operating activities:
  Net loss                                      $(1,710,500)         $(511,896)
  Adjustments to reconcile net loss
   to cash used in operating activities:
  Depreciation and amortization                     292,204             23,271
  Increase (decrease)  in allowance for
   doubtful accounts                                 12,423             (6,855)
  Common stock issued principally for services            0            131,422
  Obligations to issue options granted as
   compensation for services                        232,500                  0
  Decrease (increase) in:
   Accounts receivable, trade                      (479,546)          (119,547)
   Inventories                                      (67,502)           (60,340)
   Prepaid expenses                                  12,088            (11,365)
   Other (principally related to
    prepaid insurance)                               25,798                  0
  Increase (decrease) in:
   Accounts payable and accrued expenses            (48,010)            124,298
   Customer payment for future services              30,619            100,000
   Deferred revenue                                 253,230                  0

   Net cash provided by (used in)
    operating activities                         (1,446,696)          (531,012)

 Cash flows from investing activities:
  Additions to property and equipment               (81,460)            (6,366)
  Product design costs                              (17,684)                 0
  Note receivable, stockholders                    (559,000)                 0
  Repayment of advances to joint venture             29,657                  0
  Other                                                   0                 60

    Net cash used in investing activities          (628,487)            (6,306)

 Cash flows from financing activities:
  Proceeds from loans, related parties              859,505            777,005
  Repayment of loans,  other                        (63,960)          (100,000)
  Repayment of loans, related parties                     0            (27,500)
  Repayment of obligations under capital leases      (6,702)                 0
  Public/private placement costs                          0            (61,960)
    Net cash provided by financing activities       788,843            587,545

  Net increase (decrease) in cash
   and cash equivalents                          (1,286,340)            50,227

 Cash and cash equivalents,
  beginning of period                             1,589,837             15,377

 Cash and cash equivalents, end of period         $ 303,497         $   65,604

                            LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         JUNE 30, 1995


  NOTE 1- BASIS OF PRESENTATION

  The interim consolidated financial statements of Lasergate Systems, Inc. (the Company) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB for the year ended December 31, 1994. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes ) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

  NOTE 2 - NET LOSS PER COMMON SHARE

  The net loss per common share amount is based on the weighted average number of common shares outstanding during the period.

  NOTE 3 - OPERATIONAL AND FUNDING MATTERS

  The information in Note 2 to the Company s 1994 Form 10-KSB is still current related to the status of certain of the Company's operational and funding matters and accordingly, should be referred to in conjunction with this Form 10-QSB.

  NOTE 4-NOTES PAYABLE, RELATED PARTY

  On February 6, 1995, the Company borrowed $559,505 on an unsecured basis from two former principal shareholders under a promissory note due October 1996, at an annual interest rate of 8%. On June 15, 1995, the Company borrowed $300,000 under a Convertible Secured Promissory Note due March 30, 1996, from a former principal shareholder at an annual interest rate of 9.5%.

  On June 30, 1995, the Company issued 75,950 of its Series A Convertible Preferred Stock in satisfaction of $759,505 of such Notes Payable (See
  Note 8).

  NOTE 5-OPERATING LEASE

  In February 1995, the Company entered into an operating lease for its new office facility, as the lease term for the previous office and warehouse facilities expired. The lease term is for the period of March 1, 1995 to April 30, 1999, with annual minimum rent as follows.

                          1995                     $ 61,056
                          1996                      116,144
                          1997                      123,748
                          1998                      148,418
                          1999                       50,220
                                                    -------
                                                   $499,586

  NOTE 6-ACQUISITIONS OF BUSINESS

  On December 22, 1994, Lasergate Systems Canada Company, a wholly-owned subsidiary of the Company, acquired the capital stock of Delta Information Services, Inc. ( Delta ) a Canadian company for an aggregate consideration of $1,200,000. The purchase price consisted of $500,000 of cash and a promissory note of $700,000, convertible into 100,000 shares of the Company's unregis-tered (subject to the registration rights discussed below) and restricted $.03 par value common stock valued at $7.00 a share. The common stock valuation reflected the agreed-upon price between the buyer and seller and was approved by the Company s Board of Directors after giving effect to such factors as the restrictions on resale and the size of the block of common stock, etc.
  The promissory note was immediately converted into common stock in December 1994. In addition, the Company incurred approximately $63,656 in direct acquisition costs (principally legal and accounting fees). At the date of acquisition, Delta had no tangible assets nor liabilities that were transferred to or assumed by the Company. The sellers were granted certain registration rights for two years with respect to the shares of common stock issued and a put option to sell to the Company up to 10,000 of the shares of the Company s common stock at $7.00 per share each year for the next three years. The put option, which has an aggregate value of $210,000, has been classified as common stock subject to put options in the consolidated balance sheets and represents the amount the Company would be required to pay if all the put options were exercised. Additionally, one of the sellers agreed to act as a consultant to the Company for a one year fee of $70,000.

  On February 15, 1995, the Company executed an agreement to purchase substan-tially all of the assets of GIS Systems Limited Partnership (GIS), a company formerly engaged in the business of design, integration, installation and sale of admission control and revenue accounting computer systems and software for the entertainment industry. The purchase price for the acquisition was valued at approximately $3,700,000 and was based upon the expected revenues of GIS and the competitiveness of its products. The purchase price consisted of 109,333 shares of the Company s common stock (par value $.03 a share), 111,800 shares of the Company s Series B Preferred Stock (par value $.03 a share).
  The Company s promissory note in the principal amount of $591,000 (which may be paid by the issuance by the Company of 118,200 shares of Series B Preferred Stock) and the Company s promissory note in the principal amount of $1,733,335 (which may be paid by the issuance by the Company of 346,667 shares of Series C Preferred Stock). In addition, the Company agreed to assume certain liabilities of GIS (aggregating $45,718) and loaned GIS $559,000 (see paragraph below). Direct acquisition costs aggregating $82,744 (principally legal and accounting fees) were incurred in connection with the acquisition. The promissory notes which are convertible into preferred stock derive their valuation from the underlying preferred stock. The common stock valuation of $7.00 per share and the preferred stock valuation of $5.00 per share reflected the agreed-upon price between the buyer and sellers and was approved by the Company's Board of Directors after giving effect to such factors as the restrictions and the sizes of the blocks of common and preferred stock.

  The loan of $559,000 to GIS evidenced by a promissory note is secured by 111,800 shares of the Company s Series B Preferred Stock and is due March 31, 1996. The sellers have the option of returning preferred stock if the assignable call provision of $5.00 per share is not exercised. Accordingly, the note receivable is presented as a reduction of stockholders equity.

  The total purchase price of GIS was allocated based on fair value of net tangible assets acquired with the excess allocated to identifiable intangible components based on their individual estimated fair values, and the remainder was allocated to goodwill.

  Net tangible assets acquired consist of:

  Inventory                         $ 85,962
  Prepaid expenses and
   other current assets               20,472
  Fixed assets                        87,581
                                     -------
                                     194,015

  Intangible assets components consist of:
                                                 Estimated        Amortization
                                                  Useful Life      Method

  Systems and software costs      $1,200,000       6 years        Straight line
  Customer list and support
   contracts                         300,000       6 years        Straight line
  Goodwill                         2,083,113      20 years        Straight line
                                  ----------
                                   3,583,113
                                  $3,777,128

  Since these transactions have been accounted for as purchases in accordance with APB No. 16 Business Combinations, accordingly, the results of Delta's and GIS operations have been included in the Company s consolidated financial statements from the date of acquisition. The following are proforma results of operations for the three months ended June 30, 1994 and the six months ended June 30, 1994 assuming the transactions were effective January 1, 1994, after including the impact of certain adjustments such as consulting fees, amortization of intangibles and reduction of selling, general and administra-tive expenses (principally salaries and wages and rent to reflect personnel not transferred and lease space not assumed).

                                        Three Months Ended June 30, 1994
                                                 (Unaudited)

                               Delta            GIS      Delta and GIS Combined

  Revenues                   $ 745,973       $1,498,483       $1,597,656
  Net Loss                   $(342,210)      $ (189,004)      $ (285,435)
  Loss per Common Share      $ (.25)         $  (.14)         $  (.19)


                                        Six Months Ended June 30, 1994
                                                 (Unaudited)

                               Delta            GIS      Delta and GIS Combined

  Revenues                   $  891,203      $2,396,224       $2,594,570
  Net Loss                   $ (704,758)     $ (398,347)      $ (591,209)
  Loss per Common Share      $   (0.75)      $  ( 0.47)       $   (0.56)

  The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results of operations.


  NOTE  7  - LEGAL PROCEEDINGS

  The Company's founder and former President and Chief Executive Officer, Donald Turner, has commenced an action against the Company in Florida state court. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes that Mr. Turner's suit is without merit and intends to vigorously defend the action.

  NOTE  8 - STOCKHOLDERS  EQUITY

  Issuance of Preferred Stock

  Effective February 15, 1995, the Board of Directors adopted a resolution to change the Company's capital structure by establishing two additional series of preferred stock: Series B and Series C. The authorized number of Series B and Series C shares is 230,000 and 350,000, respectively. Holders of such shares have no voting rights and dividend rates may be fixed by the Board of Directors at its sole discretion. Both series are convertible into shares of the Company s common stock.

  Effective June 30, 1995, the Board of Directors adopted a resolution to rescind its previously authorized Series A Preferred Stock and designate a new Series A Preferred Stock in its place. The authorized number of Series A shares is 200,000. Holders of such shares have no voting rights and the shares bear cumulative dividends at the annual rate of 8% of the liquidation value. The Series A shares are convertible into shares of the Company's Common Stock.

  In June 1995, the Company issued 95,950 shares of its newly designated Series A Preferred Stock to two former principal shareholders in satisfaction of $759,505 in promissory notes due October 1996 and in conversion of 36,364 shares of previously designated Series A Preferred Stock.

  Reservation of Common Stock

  In February 1995, the underwriter of the Company's secondary public offering agreed not to exercise its warrants to purchase a total of 276,000 shares of common stock until the Company s authorized number of shares of common stock
  has increased.   In May 1995, two holders of stock options under the Company's
  Stock Option Plan agreed not to exercise their rights to purchase a total of 16,000 shares of common stock until the Company s authorized number of shares of common stock has increased. Consequently, the Company has no longer reserved such shares for issuance. Effective February 1995, the Board of Directors has approved an amendment to the Company s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 12,000,000. Upon approval of this amendment by the shareholders of the Company, the Company will reserve such shares for issuance. (See Note 10).

  Authorization of Common Stock

  The Board of Directors has proposed an amendment to the Company s Articles of Incorporation to increase the number of authorized shares of common stock. The amendment is not effective until it is approved by the shareholders of the Company. (See Note 10).

  Stock Option Plan

  On March 7, 1995, the Board of Directors, subject to shareholder approval, adopted amendments to the Company s 1994 stock option plan (the Plan). As amended, (i) the number of shares which could be granted under the Plan would be increased from 58,333 to 600,000 shares; (ii) the number of shares granted to an optionee would be limited to 200,000 in a year; (iii) the exercise price of non-qualified stock options granted to employees and consultants could not be less than 25% of the fair market value of the common stock on the date of the grant and (iv) outside Directors of the Company's Board of Directors would be granted an option to purchase 5,000 shares of common stock for each year of the respective term, with vesting as to 5,000 shares to occur at the beginning of each year of such term.

  Stock Option Grants

  On March 7, 1995, the Board of Directors, authorized the grant of 375,000 non-qualified stock options at an exercise price of $2.00 per share to the Company's President and Chief Executive Officer, in connection with a three
  (3) year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exercisable since their issuance was not contingent on future service. Accordingly, compensation expense of $375,000, representing the difference between fair value of $5.00 per share (determined by the Board of Directors considering such factors as restrictions, etc.) and the exercise price, has been recorded in the consolidated statement of operations for 1994.
  In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at December 31,1994. The balance of the 250,000 options, which are subject to shareholder approval, vest as to 125,000 shares on each of October 31, 1995 and 1996. The Company will record additional compensation expense of $375,000 in 1995 and in 1996 to correspond with the Chief Executive Officer s period of service. Compensation expense of $232,500 was recorded for the six months ended June 30, 1995.

  On March 7, 1995 the Board of Directors granted 25,000 non-qualified stock options to the Company's former President and Chief Executive Officer, in connection with services rendered to the Company in 1994. The exercise price of the options is $2.00 per share and the options are immediately exerciseable. Accordingly, compensation expense of $75,000, representing the difference between the fair value of $5.00 per share (determined by the Board of Directors) and the exercise price, has been recorded in the consoli-dated statement of operations for 1994. In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at December 31, 1994.

  On March 7, 1995 the Board of Directors granted 30,000 non-qualified stock options at an exercise price of $2.00 per share to each of three of the Company's senior executives for services in 1995. Of the total options granted, 15,000 shares were immediately exerciseable with an additional 15,000 vesting January 1, 1996, 30,000 vesting January 1, 1997, and 30,000 vesting January 1, 1998. Compensation expense of $45,000 representing the difference between fair value of $5.00 per share and the exercise price has been recorded in the consolidated statement of operations for the six months ended June 30, 1995. In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at June 30, 1995. The Company will record additional compensation of $45,000 in 1996 and $90,000 in each of 1997 and 1998.

  NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

  In January 1995, the Company acquired substantially all of the assets of GIS (see Note 6) for stock, promissory notes and the assumption of certain liabilities as set forth below.

          Fair Value of Assets Acquired              $   3,777,000
          Promissory Notes Issued                    $   2,324,000
          Common Stock Issued                              765,000
          Preferred Stock Issued                           559,000
                                                        ----------
                                                         3,648,000

          Liabilities Assumed                               83,000
          Acquisition Cost Incurred (a liability)           46,000
                                                        ----------
                                                     $   3,777,000

  In June 1995, the Company converted $759,505 of notes payable, related party into 75,950 shares of its newly created Series A Preferred Stock.

  NOTE  10 - SUBSEQUENT EVENTS

  Effective August 1, 1995, the Board of Directors amended the resolution adopted February 1995 to amend the Company's Articles of Incorporation to increase the Company s authorized shares of Common Stock to 20,000,000. The amendment is not effective until it is approved by the Shareholders of the Company.

  ITEM 2-MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following discussions should be read in conjunction with the financial statements and notes thereto, and is qualified in its entirety by reference thereto.

  RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1995 VERSUS THREE MONTHS ENDED JUNE 30, 1994

  Revenues increased by $225,194 or 34.8% from $646,800 during the three months ended June 30, 1994 to $871,994 during the three months ended June 30, 1995. Sales for the three months ended June 30, 1995 consisted of a number of new system sales as well as maintenance and support contract revenue, reflecting the results of an increase in direct sales staff and marketing activities made possible by the infusion of capital from the Company s public offering in October 1994. The increased sales for the period also resulted from the Company's enhanced products and markets obtained through the acquisition of Delta Information Services, Inc. (Delta) in December 1994 and GIS Limited Partnership (GIS) in January 1995. Sales for the three months ended June 30, 1994 consisted primarily of one new system sale, which represented 47.9% of total revenue for 1994.

  Net loss increased by $396,907 from $245,779 for the three months ended June 30, 1994 to $642,686 for the three months ended June 30, 1995, or 161.5%.

  Costs of goods sold ( COGS ) decreased from 51.5% of revenues for the three months ended June 30, 1994 to 34.2% of revenues for the three months ended June 30, 1995. This decrease in costs is due to the fact that COGS are primarily related to the mix of product sales between service and software sales, which carry a lower cost, and hardware sales, which carry a higher cost. Although some improvement resulted from systems and procedures implemented to reduce costs through better cost estimation and controls, COGS are expected to vary based on product mix in the sales of given periods.

  During 1994 a reserve of approximately $281,000 was established for the costs of reinstallation of software and related required hardware at certain customer sites in order to remedy technical problems as well as to standardize the Company' s products to allow for more cost effective ongoing customer support. During the quarter ended June 30, 1995 approximately $3,200 was expended for reinstallations. Management believes that the reserve will be adequate to cover the costs of all such reinstallations without further provisions. Management further believes that the cost for reinstallations may be reduced if proposed software upgrades for existing products can be made to satisfy customer requirements, eliminating the need for hardware upgrades which represented a significant amount of the original estimate for reinstallation costs.

  Selling, general and administrative expenses ( SG & A ) increased 122.2% from $539,798 during the three months ended June 30, 1994 to $1,199,534 during the
  three months ended June 30,  1995.   During the three months ended June 30,
  1994, the Company began to expend funds on a moderate basis to increase its sales and marketing efforts in anticipation of completion of a public offering which was intended to provide the funds necessary for the Company to accelerate its growth. Funding during this period was provided by loans from two major shareholders of the Company. Upon completion of its public offering in October 1994, the Company began to restructure by first recruiting experienced management and staff. The Company then completed two acquisitions to enhance its product line and to introduce the Company to markets not previously accessible to it. Management believes that as a result of these acquisitions the Company can increase its revenues and become a more diverse and profitable company much sooner than would otherwise have been possible. The costs of implementation of its growth plan, including the costs of integrating the operations and software of the three companies, impacted SG&A for the three months ended June 30, 1995, but had less effect than in the first three months of 1995. The increase in SG&A was attributable to personnel-related expenses, which included fees paid to consultants who held key positions in sales, marketing, technical and executive management which increased 112.6% from approximately $310,000 for the three months ended June 30, 1994 to approximately $659,000 for the three months ended June 30, 1995; legal, accounting, and other professional fees, which increased 162.0%
  from approximately $50,000 for the three months ended June 30, 1994 to appro-ximately $131,000 for the three months ended June 30, 1995; travel and enter-tainment expense which increased 68.7% from approximately $67,000 for the three months ended June 30, 1994 to approximately $113,000 for the three months ended June 30, 1995; amortization of financing and acquisition costs which increased 555.6% from approximately $18,000 for the three months ended June 30, 1994 to approximately $118,000 for the three months ended June 30, 1995; telephone expense which increased 175% from approximately $20,000 for the three months ended June 30, 1994 to approximately $55,000 for the three
  months ended June 30, 1995.   All other SG & A expenses cumulatively increased
  65.3% from approximately $75,000 for the three months ended June 30, 1994 to approximately $124,000 for the three months ended June 30, 1995. SG&A personnel expenses include non-cash stock options or grants of $39,344 for the three months ended June 30, 1994 and $93,750 for the three months ended June 30, 1995.

  SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS ENDED JUNE 30, 1994

  Revenues increased by $797,592 or 115.1% from $692,857 during the six months ended June 30, 1994 to $1,490,449 during the six months ended June 30, 1995. Sales for the six months ended June 30, 1995 consisted of a number of new system sales as well as maintenance and support contract revenue, reflecting the results of an increase in direct sales staff and marketing activities made possible by the infusion of capital from the Company's public offering in October 1994. The increased sales for the period also resulted from the Company's enhanced products and markets obtained through the acquisition of Delta in December 1994 and GIS in January 1995. Sales for the six months ended June 30, 1994 consisted primarily of ongoing maintenance and support contracts for existing customers during the first quarter, and revenue from one new system sale, which represented 47.9% of total revenue for 1994 during the second quarter.

  Net loss increased by $1,198,606 from $511,896 for the six months ended June 30, 1994 to $1,710,500 for the first quarter of 1995, or 234.2%.

  Costs of goods sold ( COGS ) decreased from 50.6% of revenues for the six months ended June 30, 1994 to 44.6% of revenues for the six months ended June 30, 1995. This decrease in costs is due to the fact that COGS are primarily related to the mix of product sales between service and software sales, which carry a lower cost, and hardware sales, which carry a higher cost. Although some improvement resulted from systems and procedures implemented to reduce costs through better cost estimation and controls, COGS are expected to vary based on product mix in the sales of given periods.

  During 1994 a reserve of approximately $281,000 was established for the costs of reinstallation of software and related required hardware at certain customer sites in order to remedy technical problems as well as to standardize the Company's products to allow for more cost effective ongoing customer support. During the six months ended June 30, 1995 approximately $21,400 has been expended for reinstallations. Management believes that the reserve will be adequate to cover the costs of all such reinstallations without further provisions. Management further believes that the cost for reinstallations may be reduced if proposed software upgrades for existing products can be made to satisfy customer requirements, eliminating the need for hardware upgrades which represented a significant amount of the original estimate of reinstallation costs.

  Selling, general and administrative expenses (SG&A) increased 207.5% from $815,691 during the six months ended June 30, 1994 to $2,507,944 during the six months ended June 30, 1995. During the first half of 1994 the Company was actively engaged in raising capital and reduced expenditures in all areas of its operations until adequate funding was obtained. Upon completion of its public offering in October 1994, the Company began to restructure by first recruiting experienced management and staff. The Company then completed two acquisitions to enhance its product line and to introduce the Company to markets not previously accessible to it. Management believes that as a result of these acquisitions the Company can increase its revenues and become a more diverse and profitable company much sooner than would otherwise have been possible. The costs of implementation of its growth plan including the costs of integrating the operations and software of the three companies are primarily responsible for the increase in SG & A for the six months ended June 30, 1995. More specifically, personnel-related expenses, which included fees paid to consultants who held key positions in sales, marketing, technical and executive management increased 167.8% from approximately $546,000 for the six months ended June 30, 1994 to approximately $1,462,000 for the six months ended June 30, 1995; legal, accounting, and other professional fees increased 272.2% from approximately $72,000 for six months ended June 30, 1994 to approximately $268,000 for the six months ended June 30, 1995; travel and entertainment expense increased 204.5% from approximately $67,000 for the six months ended June 30, 1994 to approximately $204,000 for the six months ended June 30, 1995; amortization of financing and acquisition costs increased 1372.3% from approximately $18,000 for the six months ended June 30, 1994 to approximately $265,000 for the six months ended June 30, 1995; telephone expense increased 174.2% from approximately $31,000 for the six months ended June 30, 1994 to approximately $85,000 for the six months ended June 30, 1995. All other SG&A expenses cumulatively increased 204.4% from approximately $82,000 for the six months ended June 30, 1994 to approximately $224,000 for the six months ended June 30, 1995. SG & A personnel expenses include non-cash stock options or grants of $117,774 for the six months ended June 30, 1994 and $232,560 for the six months ended June 30, 1995.


                                 -12-



  LIQUIDITY AND CAPITAL RESOURCES

  From its inception in October 1985 through June 30, 1995 the Company has incurred a cumulative loss of $9,289,074, with a loss of $1,710,500 for the six months ended June 30, 1995. The Company has engaged in various financing and investing activities.

  During October 1994, the Company completed a public offering of 920,000 units at a price of $5.50 per unit, each unit consisting of one share of Common Stock and two redeemable warrants each to purchase one share of Common Stock. Net proceeds to the Company were approximately $3,900,000.

  From January through August 1994 two individuals loaned the Company an aggre-gate of $959,505 at an interest rate of 8% per annum. In September 1994, these individuals agreed to defer repayment of the loans until October 1996. During October 1994, $200,000 of the $959,505 in outstanding loans was converted into 36,364 shares of the Company Series A Preferred Stock.
  In June 1995 the Company issued 95,950 shares of its newly designated Series A Preferred Stock in satisfaction of the $759,505 outstanding loan balance and in exchange for the 36,364 of previously issued shares of designated Series A Preferred Stock.

  In December 1994, Lasergate Systems Canada Company, a wholly-owned subsidiary of the Company, acquired the capital stock of Delta for an aggregate conside-ration of $1,200,000. The purchase price consisted of $500,000 of cash, a promissory note of $700,000, convertible into 100,000 shares of the Company's Common Stock. The promissory note was immediately converted into Common Stock.

  In January 1995, the Company acquired substantially all of the assets of GIS for an aggregate consideration of approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's Common Stock, 111,800 shares of the Company s Series B Preferred Stock and the Company's unsecured, non-interest bearing promissory notes in the aggregate amount of $2,324,335. The promissory notes are payable at the Company's option in cash or converti-ble Preferred Stock. In addition, the Company has agreed to assume certain liabilities of GIS and has loaned GIS $559,000 which has been evidenced by a promissory note of GIS due March 1996, which is secured by the pledge to the Company of the 111,800 shares of the Company's Series B Preferred Stock.

  On June 15, 1995 the Company borrowed $300,000 under a Secured Convertible Promissory Note due March 30, 1996, from a former shareholder at an annual interest rate of 9.5%.

  The Company anticipates that the improvements in its products, the addition of new products and access to new markets resulting from the acquisitions of Delta and GIS will result in substantial revenue growth, of which there can be
  no assurance.    Although the Company believes that it can achieve operating profitability, prior to reaching that stage it will require additional capital to fund the costs associated with integrating the products and operations of the two acquired companies and substantial sales and marketing costs to pro-mote the restructured Company and its products. At June 30, 1995 and August 10, 1995 the Company had a backlog of approximately $310,000 and $633,000, respectively.

  As a result of the significant use of cash for operating activities, the costs of acquisitions, the costs involved in the merger of Delta s and GIS operation and products into the Company s operations and the costs to promote and market the reorganized Company and its product line to a more diverse market, the Company will require additional financing. Although the Company might be able to fund its operations at low levels of expenditures from revenues, the Company intends to seek financing of up to approximately $3,500,000 during 1995 through the public and/or private sale of securities or short-term or long-term borrowings to fund its expansion plans. There can be no assurance the Company will be able to obtain such financing on acceptable terms, if at all.


                                      -13-

  Part II-Other Information

  Item 1-Legal Proceedings

  On June 14, 1995 the Company's founder and former President and Chief Execu-tive Officer, Donald Turner, commenced an action against the Company in the Circuit Court of Pinellas County, Florida. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes that Mr. Turner s suit is without merit and intends to vigorously defend the action.

  The Company knows of no other material pending legal proceeding to which the Company is a party or of which any of its properties is subject. No such proceedings are known to the Company to be contemplated by governmental authorities.

  Item 4-Submission of Matters to a Vote of Security Holders

  No shareholder meeting was held by the Company and no matter was submitted to a vote of security holders during the six months ended June 30, 1995.

  Item 6-Exhibits and Reports on Form 8-K

  (a)  Exhibits:  None

  (b)  Reports on Form 8-K:

  On March 2, 1995, a Report on Form 8-K relating to an event which occurred on February 15, 1995 was filed. The initial filing (covering Items 2 and 7) reported an acquisition of assets and included the audited financial statements for the acquired entity. The 8-K/A filed on May 1, 1995 (covering Item 7) included the proforma financial statements.

                                      SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Lasergate Systems, Inc.
                                                    Registrant


  Date:  August 11, 1995                        /s/ VICKIE L. GUTH
                                                    Vickie L. Guth
                                                    Vice President of Finance
                                                     and Chief Financial Officer