Form 10-Q
period 1995-09-30
LASERGATE SYSTEMS INC
filed 1995-11-14
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB


       X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
            September 30, 1995.

            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________

       Commission file number 0-15873

                                LASERGATE SYSTEMS, INC.
                  (Exact name of small business issuer in its charter)

                  Florida                              59-2543206
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


              28050 US 19 N, Suite 502, Clearwater, Florida  34621
               (Address of principal executive office) (Zip Code)

                    Issuer's telephone number:       (813) 725-0882



       Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
       requirements for the past 90 days.  Yes   x    No  ___

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

       Class                            Outstanding at September 30, 1995

       Common stock $0.03 par value              3,023,013



                        LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

                  FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                         INDEX

       Part I. FINANCIAL INFORMATION                              PAGE

               Item 1. Consolidated Financial Statements            3

                        Consolidated Balance Sheets as of
                       September 30,1995 (unaudited) and
                        December 31, 1994                           3

                       Consolidated Statements of Operations        4
                       (unaudited) for the three months
                       and the nine months ended
                       September  30, 1995 and 1994

                       Consolidated Statements of Cash Flows        5
                       (unaudited) for the nine months ended
                       September 30, 1995 and 1994

                       Notes to Financial Statements (unaudited)    6

             Item 2.   Management's Discussion and Analysis or      12
                       Plan of Operation

       Part II.        OTHER INFORMATION

            Item 6.   Exhibits and Reports on Form 8-K              15

                     Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS

                                               September 30,   December 31,
                                                  1995            1994
 Current assets
                                              (Unaudited)
    Cash and cash equivalents                  $    83,824      $   1,589,837
    Account receivable, net of allowance for
    doubtful accounts of $167,733 and $17,000      574,190            152,529
    Inventories                                    138,754            124,680
    Prepaid expenses                                99,248            116,948
                                               -----------      -------------
      Total current assets                         896,016          1,983,994

 Property and equipment                            224,318             96,993
 Systems and software costs                      1,487,500            529,558
 Other assets (including goodwill of
   $2,648,273 and $536,919)                      3,084,881            868,286
                                               -----------      -------------
                                               $ 5,692,715      $   3,478,831
                                               ===========      =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
    Note payable, related party                    300,000               -
    Notes payable, other:                            6,667             74,910
    Current portion of obligations under
      capital leases                                14,028               -
    Accounts payable, trade                        452,429            530,260
    Customer payment for future services           319,167             62,000
    Deferred revenue                               294,092               -
    Accrued expenses:
      Salaries and wages                            18,538             53,647
      Reinstallation                               259,684            281,075
      Other                                        155,223             58,447
                                               -----------          ---------
      Total current liabilities                  1,819,828          1,060,339

 Obligations under capital leases, less
   current portion                                  23,039               -
 Note payable, related party                           -              200,000

 Promissory notes payable, shareholders,
   with conversion features                      2,324,335               -
 Common stock subject to put options               210,000            210,000
 Obligations to issue common stock
   and common stock options                        776,250            450,000

 Stockholders' equity:
    Preferred stock, $.03 par value, 2,000,000
     shares authorized, 95,950 and 36,364 shares
     of Series A issued and outstanding
     111,800 and -0- shares of Series B issued
     and outstanding at September 30, 1995 and
     December 31, 1994, respectively                 6,232              1,091
    Common stock, $.03 par value, 3,023,013
     shares authorized, 3,023,013 and 2,913,680
     issued and outstanding at September 30, 1995
     and December 31, 1994 , respectively           90,691             87,412
    Additional paid-in capital                  11,333,978          9,258,563
    Less:  Common stock, $.03 par value,
     30,000 shares subject to put options         (210,000)          (210,000)
     Note receivable, shareholders                (559,000)              -
    Accumulated deficit                        (10,122,638)        (7,578,574)
                                               ------------     --------------
    Total stockholder's equity                     539,263          1,558,492
                                               ------------     --------------
                                               $ 5,692,715      $   3,478,831
                                               ============     ==============


                 See accompanying notes to financial statements.

                     Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three months Ended       Nine Months Ended
                                  September 30,            September 30,
                               ------------------        -----------------
                                1995       1994       1995         1994

 Revenues                   $ 777,895   $172,642     $2,268,344  $ 865,499

 Cost of goods sold           340,990     50,650      1,005,066    401,317
                             --------   --------     ----------  ---------

 Gross Profit                 436,905    121,992      1,263,278    464,182


 Selling, general and
 administrative
 expenses                   1,261,935    392,705      3,769,878  1,208,396
                            ---------   --------     ----------  ---------
 Operating Loss              (825,030)  (270,713)    (2,506,600)  (744,214)

 Other expense
       interest expense         8,536     29,775         37,464     68,170
                            ---------   --------     ----------  ---------
 Loss before income taxes    (833,566)  (300,488)    (2,544,064)  (812,384)

 Income taxes                   -           -              -          -
                            ---------   --------     ----------  ---------
 NET LOSS                   ($833,566) ($300,488)  ($2,544,064) ($812,384)
                            ==========  ========     ==========  =========


 Net loss per common share    ($0.28)   ($0.27)       ($0.84)     ($0.73)
                            ==========  ========     ==========  =========

 Weighted Average Common
    Stock Outstanding       3,023,013   1,107,702     3,023,013  1,107,248

                            ==========  =========    ==========  =========






                   See accompanying notes to financial statements.

                     Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                          Sept. 30, 1995   Sept. 30, 1994

 Cash flows from operating activities:
   Net loss                                  $ ( 2,544,064)  $ ( 812,384)
   Adjustments to reconcile net loss
     to cash used in operating activities:
   Depreciation and amortization                   440,003        79,437
   Increase (decrease) in allowance for
     doubtful accounts                             150,733       (6,855)
   Common stock issued principally for services       -          131,422
   Common stock issued for financing costs            -          100,000
   Obligations to issue options granted as
     compensation for services                     326,250           -
   Common stock issued for compensation                           64,033
   Decrease (increase) in:
     Accounts receivable, trade                   (572,394)     (115,137)
     Inventories                                    71,888      ( 79,342)
     Prepaid expenses                               38,911      ( 53,036)
     Other (principally related to
       prepaid insurance)                           40,009           -
   Increase (decrease) in:
     Accounts payable and accrued expenses       ( 172,543)    ( 153,252)
     Customer payment for future services          257,167     (  25,000)
     Deferred revenue                              294,092           -
                                                 ----------    ----------

     Net cash provided by (used in)
       operating activities                    ( 1,669,948)    ( 870,114)
                                               ------------    ----------

 Cash flows from investing activities:
   Additions to property and equipment            ( 82,666)      ( 6,366)
   Note receivable, stockholders                 ( 559,000)
   Repayment of advances to joint venture           29,657
   Other                                              -             (160)
                                               ------------    ----------

       Net cash used in investing
         activities                               (612,009)       (6,526)

 Cash flows from financing activities:
   Proceeds from loans, related parties            859,505     1,144,505
   Repayment of loans, other                       (74,910)     (100,000)
   Repayment of loans, related parties                 -         (27,500)
   Repayment of obligations under capital leases   ( 8,651)         -
   Public/private placement costs                      -         (90,209)
                                               ------------    ----------
      Net cash provided by financing
        activities                                 775,944       926,796
                                               ------------    ----------

     Net increase (decrease) in cash
       and cash equivalents                     (1,506,013)       50,156

   Cash and cash equivalents,
     beginning of period                         1,589,837        15,377
                                               ------------    ----------

   Cash and cash equivalents,
     end of period                             $    83,824     $  65,533
                                               ============    ==========


                 See accompanying notes to financial statements.

                      LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1995


 NOTE 1- BASIS OF PRESENTATION

 The interim consolidated financial statements of Lasergate Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB for the year ended December 31, 1994. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes ) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

 NOTE 2 - NET LOSS PER COMMON SHARE

 The net loss per common share amount is based on the weighted average number of common shares outstanding during the period.

 NOTE 3 - OPERATIONAL AND FUNDING MATTERS

 The information contained in Note 2 to the Company's 1994 Form 10-KSB remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB. In addition, during October 1995, the Company completed a private placement with proceeds to the Company of approximately $1,820,000 which is net of approximately $300,000 of private placement costs. (See Note
 10).

 NOTE 4-NOTES PAYABLE, RELATED PARTY


 On February 6, 1995, the Company borrowed $559,505 as an unsecured cash advance from two former shareholders under a promissory note due October 1996, at an annual interest rate of 8%.

 On June 15, 1995, the Company borrowed $300,000 under a Convertible Secured Promissory Note due March 30, 1996, advanced from a former shareholder at an annual interest rate of 9.5%.

 On June 30, 1995, the Company issued 75,950 of its Series A Preferred Stock in satisfaction of $759,505 of such Notes Payable (See Note 8).

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

                                     ---------
                                     $499,586
                                     =========


 NOTE 6-ACQUISITIONS OF BUSINESSES

 On December 22, 1994, Lasergate Systems Canada Company, a wholly-owned subsidiary of the Company, acquired the capital stock of Delta Information Services, Inc. ("Delta"), a Canadian company, for an aggregate consideration of $1,200,000. The purchase price consisted of $500,000 of cash and a promissory note of $700,000, convertible into 100,000 shares of the Company's unregistered (subject to the registration rights discussed below) and restricted $.03 par value common stock valued at $7.00 a share. The common stock valuation reflected the agreed-upon price between the buyer and seller and was approved by the Company's Board of Directors after giving effect to such factors as the restrictions on resale and the size of the block of common stock, etc. The promissory note was immediately converted into common stock in December 1994. In addition, the Company incurred approximately $63,656 in direct acquisition costs (principally legal and accounting fees). At the date of acquisition, Delta had no tangible assets nor liabilities that were transferred to or assumed by the Company. The sellers were granted certain registration rights for two years with respect to the shares of common stock issued and a put option to sell to the Company up to 10,000 of the shares of the Company's common stock at $7.00 per share each year for the next three years. The put option, which has an aggregate value of $210,000, has been classified as common stock subject to put options in the consolidated balance sheets and represents the amount the Company would be required to pay if all the put options were exercised. Additionally, one of the sellers agreed to act as a consultant to the Company for a one year fee of $70,000.

 On February 15, 1995, effective January 1, 1995, the Company acquired substantially all of the assets of GIS Systems Limited Partnership ("GIS"), a company formerly engaged in the business of design, integration, installation and sale of admission control and revenue accounting computer systems and software for the entertainment industry. The purchase price for the acquisition was valued at approximately $3,700,000 and was based upon the 1994 revenues of GIS, which were approximately equal to the value of the purchase price, the expected revenues of GIS and the sophistication and market potential of its products. The purchase price consisted of 109,333 shares of the Company's common stock (par value $.03 a share), 111,800 shares of the Company's Series B Preferred Stock (par value $.03 a share). The Company's promissory note in the principal amount of $591,000 (which may be paid by the issuance by the Company of 118,200 shares of Series B Preferred Stock) and the Company's promissory note in the principal amount of $1,733,335 (which may be paid by the issuance by the Company of 346,667 shares of Series C Preferred Stock). In addition, the Company agreed to assume certain liabilities of GIS (aggregating $45,718) and loaned GIS $559,000 (see paragraph below). Direct acquisition costs aggregating $82,744 (principally legal and accounting fees) were incurred in connection with the acquisition. The promissory notes which are convertible into preferred stock derive their valuation from the underlying preferred stock. The common stock valuation of $7.00 per share and the preferred stock valuation of $5.00 per share reflected the agreed-upon price between the buyer and sellers and was approved by the Company's Board of

 Directors after giving effect to such factors as the restrictions and the sizes of the blocks of common and preferred stock.

 The loan of $559,000 to GIS evidenced by a promissory note is secured by 111,800 shares of the Company's Series B Preferred Stock and is due March 31, 1996. The sellers have the option of returning preferred stock if the assignable call provision of $5.00 per share is not exercised. Accordingly, the note receivable is presented as a reduction of stockholders equity.

 The total purchase price of GIS was allocated based on fair value of net tangible assets acquired with the excess allocated to identifiable intangible components based on their individual estimated fair values, and the remainder was allocated to goodwill.




 Net tangible assets acquired consist of:

 Inventory                                           $85,962
 Prepaid expenses and other current assets            20,472
 Fixed assets                                         87,581
                                                    --------
                                                    $194,015
                                                    ========


 Intangible assets components consist of:            Estimated    Amortization
                                                     Useful Life      Method

 Systems and software costs            $1,200,000      6 years    Straight line
 Customer list and support contracts      300,000      6 years    Straight line
 Goodwill                               2,083,113     20 years    Straight line
                                       ----------
                                        3,583,113
                                       ----------
                                       $3,777,128
                                       ==========


 Since these transactions have been accounted for as purchases in accordance with APB No. 16 "Business Combinations," accordingly, the results of Delta's and GIS' operations have been included in the Company's consolidated financial statements from the date of acquisition. The following are proforma results of operations for the three months ended September 30, 1994 and the nine months ended September 30, 1994 assuming the transactions were effective January 1, 1994, after including the impact of certain adjustments such as consulting fees, amortization of intangibles and reduction of selling, general and administrative expenses (principally salaries and wages and rent to reflect personnel not transferred and lease space not assumed).

                                Three Months Ended September  30, 1994

                                            (Unaudited)


                                 Delta         GIS      Delta and GIS Combined


 Revenues                      $ 252,734    $1,024,326    $1,104,418
 Net Income (Loss)             $(337,508)   $( 283,211)   $ (320,231)
 Income (Loss)
    per Common Share           $(0.26)      $( 0.23)      $(0.23)



                                Nine Months Ended September  30, 1994

                                            (Unaudited)


                                 Delta        GIS       Delta and GIS Combined

 Revenues                      $ 1,143,937  $3,420,550    $3,698,988
 Net Income (Loss)             $(1,038,856) $ (760,558)   $ (987,030)
 Income (Loss)
    per Common Share           $(0.80)      $( 0.63)      $(0.70)

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

 NOTE  8 - STOCKHOLDERS' EQUITY

 ISSUANCE OF PREFERRED STOCK

 Effective February 15, 1995, the Board of Directors established two additional series of preferred stock: Series B and Series C. The authorized number of Series B and Series C shares is 230,000 and 350,000, respectively. Holders of such shares have no voting rights and dividend rates may be fixed by the Board of Directors at its sole discretion. Both series are convertible into shares of the Company's common stock.

 Effective June 30, 1995, the Board of Directors rescinded the previously authorized Series A Preferred Stock and designated a new Series A Preferred Stock in its place. The authorized number of Series A shares is 200,000. Such shares contain no voting rights and the shares bear cumulative dividends at the annual rate of 8% of the liquidation value. The Series A shares are convertible into shares of the Company's Common Stock.

 In June 1995, the Company issued 95,950 shares of its newly designated Series A Preferred Stock to two former principal shareholders in satisfaction of $759,505 in promissory notes due October 1996 and in conversion of 36,364 shares of previously designated Series A Preferred Stock.

 Effective August 1, 1995, the Board of Directors established another series of Preferred Stock designated as Series D. The authorized number of Series D shares is 350,000. Holders of such shares have no voting rights and dividend rates may be fixed by the Board of Directors at its sole discretion. Series D Preferred Shares are convertible into shares of the Company's Common Stock.

 In October 1995, the Company completed a private placement of 208,600 shares of non-transferable convertible Series D Preferred Stock (See Note 10).

 RESERVATION OF COMMON STOCK

 In February 1995, the underwriter of the Company's public offering agreed not to exercise its warrants to purchase a total of 276,000 shares of common stock until the Company's authorized number of shares of common stock has increased. In May 1995, two holders of stock options under the Company's Stock Option Plan agreed not to exercise their rights to purchase a total of 16,000 shares of common stock until the Company's authorized number of shares of common stock has increased. Consequently, the Company has no longer reserved such shares for issuance. Effective August 1995, the Board of Directors has proposed an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 20,000,000. Upon approval of this amendment by the shareholders of the Company, the Company will reserve such shares for issuance.

 AUTHORIZATION OF COMMON STOCK

 Effective August 1, 1995, the Board of Directors amended the resolution adopted February 1995 to amend the Company's Articles of Incorporation to increase the Company's authorized shares of Common Stock to 20,000,000. The amendment is not effective until it is approved by the shareholders of the Company.

 STOCK OPTION PLAN

 On March 7, 1995, the Board of Directors, subject to shareholder approval, adopted amendments to the Company's 1994 stock option plan (the "Plan"). As amended, (i) the number of shares which could be granted under the Plan would be increased from 58,333 to 600,000 shares; (ii) the number of shares granted to an optionee would be limited to 200,000 in a year; (iii) the exercise price of non-qualified stock options granted to employees and consultants could not be less than 25% of the fair market value of the common stock on the date of the grant and (iv) outside Directors of the Company's Board of Directors would be granted an option to purchase 5,000 shares of common stock for each year of the respective term, with vesting as to 5,000 shares to occur at the beginning of each year of such term.

 STOCK OPTION GRANTS

 On March 7, 1995, the Board of Directors, authorized the grant of 375,000 non-qualified stock options at an exercise price of $2.00 per share to the Company's President and Chief Executive Officer, in connection with a three (3) year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exerciseable since their issuance was not contingent on future service as are the remaining 250,000 options. Accordingly, compensation expense of $375,000, representing the difference between fair value of $5.00 per share (determined by the Board of Directors considering such factors as restrictions, etc.) and the exercise price, has been recorded in the consolidated statement of operations for 1994. In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at December 31,1994. The balance of the 250,000 options, which are subject to shareholder approval, vest as to 125,000 shares each on October 31, 1995 and 1996. The Company will record additional compensation expense of $375,000 in 1995 and in 1996 to correspond with the Chief Executive Officer's period of service. Compensation expense of $281,250 was recorded for the nine months ended September 30, 1995.

 On March 7, 1995 the Board of Directors granted 25,000 non-qualified stock options to the Company's former President and Chief Executive Officer, in connection with services rendered to the Company in 1994. The exercise price of the options is $2.00 per share and the options are immediately exerciseable. Accordingly, compensation expense of $75,000, representing the difference between the fair value of $5.00 per share (determined by the Board of Directors) and the exercise price, has been recorded in the consolidated statement of operations for 1994. In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at December 31, 1994.

 On March 7, 1995 the Board of Directors granted 30,000 non-qualified stock options at an exercise price of $2.00 per share to each of three of the Company's senior executives for services in 1995-1997. Of the total options granted, 15,000 shares were immediately exerciseable with an additional 15,000 vesting January 1, 1996, 30,000 vesting January 1, 1997, and 30,000 vesting January 1, 1998. Compensation expense of $45,000 representing the difference between fair value of $5.00 per share and the exercise price has been recorded in the consolidated statement of operations for the nine months ended September 30, 1995. In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at September 30,

 1995. The Company will record additional compensation of $45,000 in 1996 and $90,000 in each of 1997 and 1998.

 Upon approval by the shareholders of an amendment to increase the authorized number of Common Shares and an amendment to the Company's stock option plan to increase the number of shares which can be granted under the plan, the obligations to issue (grant) Common Stock will be reclassified as additional paid-in capital.

 On September 15, 1995 the Board of Directors granted 406,000 qualified stock options at an exercise price to be determined at the next Board meeting and subject to the approval of shareholders of amendments to increase the authorized number of common shares and to increase the number of shares which can be granted under the Company's stock option plan. At a telephonic Board meeting held on October 6, 1995, the exercise was set at $3.625 per share. All employees and certain consultants to the Company were granted options ranging from 1,000 to 70,000 shares. The options vest at 20% per year over a five-year period from the date of grant.


 NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

 In January 1995, the Company acquired substantially all of the assets of GIS (see Note 6) for stock, promissory notes and the assumption of certain liabilities as set forth below.

 Fair Value of Assets Acquired              $   3,777,000
                                            =============

 Promissory Notes Issued                    $   2,324,000
 Common Stock Issued                              765,000
 Preferred Stock Issued                           559,000
                                            -------------
                                                3,648,000

 Liabilities Assumed                               83,000
 Acquisition Cost Incurred (a liability)           46,000
                                            -------------
                                            $   3,777,000
                                            =============



 In June 1995, the Company converted $759,505 of notes payable, related party into 75,950 shares of its newly created Series A Preferred Stock .

 NOTE  10 - SUBSEQUENT EVENTS

 During October 1995, the Company completed a private placement of 208,600 shares of non-transferable, convertible Series D Preferred Stock to seven investors for use by the Company primarily for working capital. The
 Company will be obligated to reserve a sufficient number of shares of Common Stock for issuance upon the conversion of the Series D Preferred Stock upon approval by the shareholders of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock.

 ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 The following discussions should be read in conjunction with the financial statements and notes thereto, and is qualified in its entirety by reference thereto.

 RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED
 SEPTEMBER  30, 1994

 Revenues increased by $605,253 or 350.6% from $172,642 during the three months ended September 30, 1994 to $777,895 during the three months ended September 30, 1995. Sales for the three months ended September 30, 1995 consisted of a number of new system sales as well as maintenance and support contract revenue, reflecting the results of an increase in direct sales staff and marketing activities made possible by the infusion of capital from the Company's public offering in October 1994. The increased sales for the period also resulted from the Company's enhanced products and markets obtained through the acquisition of Delta Information Services, Inc. ("Delta") in December 1994 and GIS Systems Limited Partnership ("GIS") in January 1995. Sales for the three months ended September 30, 1994 consisted primarily of maintenance and support contract and other sales to existing customers.

 Net loss increased by $533,078 from $300,488 for the three months ended September 30, 1994 to $833,566 for the three months ended September 30, 1995, or 177.4%.

 Costs of goods sold ("COGS") increased from 29.3% of revenues for the three months ended September 30, 1994 to 43.8% of revenues for the three months ended September 30, 1995. This increase in costs is due to the fact that COGS are primarily related to the mix of product sales between service and software sales, which carry a lower cost, and hardware sales, which carry a higher cost.
 In the three months ended September 30, 1994, revenues were primarily maintenance and support contracts and therefore, COGS were lower than in the three months ended September 30, 1995 which included more system sales requiring hardware. COGS are expected to vary based on product mix in the sales of given periods.

 During 1994 a reserve of approximately $281,000 was established for the costs of reinstallation of software and related required hardware at certain customer sites in order to remedy technical problems as well as to standardize the Company's products to allow for more cost effective ongoing customer support. During the quarter ended September 30, 1995 there were no expenditures for reinstallations. Some delay in the reinstallation program resulted from customer requests to defer any disruption to their operations or requirement
 for staff retraining during their primary operating season.   Management
 believes that the reserve will be adequate to cover the costs of all such reinstallations without further provisions. Management further believes that the cost for reinstallations may be reduced if proposed software upgrades for existing products can be made to satisfy customer requirements, eliminating the need for hardware upgrades which represented a significant amount of the original estimate for reinstallation costs.

 Selling, general and administrative expenses ("SG & A") increased 221.3% from $392,705 during the three months ended September 30, 1994 to $1,261,935 during
 the three months ended September  30,  1995.   During the three months ended
 September 30, 1994, the Company began to expend funds on a moderate basis to increase its sales and marketing efforts in anticipation of completion of a public offering which was intended to provide the funds necessary for the Company to accelerate its growth. Funding during this period was provided by loans from two major shareholders of the Company. Upon completion of its public offering in October 1994, the Company began to restructure by first recruiting experienced management and staff. The Company then completed two acquisitions to enhance its product line and to introduce the Company to markets not previously accessible to it. Management believes that as a result of these acquisitions the Company can increase its revenues and become a more diverse and profitable company much sooner than would otherwise have been possible. The costs of implementation of its growth plan including the costs of integrating the operations and software of the three companies impacted SG&A for the three months ended September 30, 1995, but had less effect than in the first six months of 1995. The increase in SG&A was attributable to personnel-related expenses, which included fees paid to consultants who held key positions in sales, marketing, technical and executive management which increased 158.5% from approximately $224,000 for the three months ended September 30, 1994 to approximately $579,000 for the three months ended September 30, 1995; legal , accounting , and other professional fees, which increased 4800% from approximately $3,000 for the three months ended September 30, 1994 to approximately $147,000 for the three months ended September 30, 1995; travel and entertainment expense which increased 61.5% from approximately $52,000 for the three months ended September 30, 1994 to approximately $84,000 for the three months ended September 30, 1995; amortization of financing and acquisition costs which increased 149.1% from approximately $53,000 for the three months ended September 30, 1994 to approximately $132,000 for the three months ended September 30, 1995; telephone expense which increased 130.0% from approximately $20,000 for the three months ended September 30, 1994 to approximately $46,000 for the three months ended September 30, 1995. Bad debt expense increased from $ 0 for the three months ended September 30, 1994 to approximately $138,000 for the three months ended September 30, 1995. All other SG & A expenses cumulatively increased 240.0% from approximately $40,000 for the three months ended September 30, 1994 to approximately $136,000 for the three months ended September 30, 1995. SG & A personnel expenses include non-cash stock options or grants of $ 0 for the three months ended September 30, 1994 and $93,750 for the three months ended September 30, 1995.

 NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED
 SEPTEMBER 30, 1994

 Revenues increased by $1,402,845 or 162.1% from $865,499 during the nine months ended September 30, 1994 to $2,268,344 during the nine months ended September 30, 1995. Sales for the nine months ended September 30, 1995 consisted of a number of new system sales as well as maintenance and support contract revenue, reflecting the results of an increase in direct sales staff and marketing activities made possible by the infusion of capital from the Company's public offering in October 1994. The increased sales for the period also resulted from the Company's enhanced products and markets obtained through the acquisition of Delta Information Services, Inc. ("Delta") in December 1994 and GIS Systems Limited Partnership ("GIS") in January 1995. Sales for the nine months ended September 30, 1994 consisted primarily of ongoing maintenance and support contracts and other sales to existing customers, and revenue from one new system sale which represented 47.9% of total revenue for 1994.

 Net loss increased by $1,731,680 from $812,384 for the nine months ended September 30, 1994 to $2,544,064 for the nine months ended September 30, 1995, or 213.2%.

 Costs of Goods Sold ("COGS") were $401,317 for the nine months ended September 30, 1994 and $1,005,066 for the nine months ended September 30, 1995, representing 46.4% and 44.3% of revenues, respectively. COGS are primarily related to the mix of product sales between service and software sales, which carry a lower cost, and hardware sales, which carry a higher cost. Although some improvement resulted from systems and procedures implemented to reduce costs through better cost estimation and controls, COGS are expected to vary based on product mix in the sales of given periods. Both periods included a comparable mix of revenue from service, software, and hardware sales.

 During 1994 a reserve of approximately $281,000 was established for the costs of reinstallation of software and related required hardware at certain customer sites in order to remedy technical problems as well as to standardize the Company's products to allow for more cost effective ongoing customer support. During the nine months ended September 30, 1995 approximately $21,400 has been expended for reinstallations. Some delay in the reinstallation program resulted from customer requests to defer any disruption to their operations or requirement for staff retraining during their primary operating season. Management believes that the reserve will be adequate to cover the costs of all such reinstallations without further provisions. Management further believes that the cost for reinstallations may be reduced if proposed software upgrades for existing products can be made to satisfy customer requirements, eliminating the need for hardware upgrades which represented a significant amount of the original estimate of reinstallation costs.

 Selling, general and administrative expenses ("SG & A") increased 212.0% from $1,208,396 during the nine months ended September 30, 1994 to $3,769,878 during the nine months ended September 30, 1995. During the first nine months of 1994 the Company was actively engaged in raising capital and reduced expenditures in all areas of its operations until adequate funding was obtained. Upon completion of its public offering in October 1994, the Company began to restructure by first recruiting experienced management and staff. The Company then completed two acquisitions to enhance its product line and to introduce the Company to markets not previously accessible to it. Management believes that as a result of these acquisitions the Company can increase its revenues and become a more diverse and profitable company much sooner than would otherwise have been possible. The costs of implementation of its growth plan including the costs of integrating the operations and software of the three companies are primarily responsible for the increase in SG & A for the nine months ended September 30, 1995. More specifically, personnel-related expenses, which included fees paid to consultants who held key positions in sales, marketing, technical and executive management increased 165.1% from approximately $770,000 for the nine months ended September 30, 1994 to approximately $2,041,000 for the nine months ended September 30, 1995; legal , accounting , and other professional fees increased 453.3% from approximately $75,000 for the nine months ended September 30, 1994 to approximately $415,000 for the nine months ended September 30, 1995; travel and entertainment expense increased 142.0% from approximately $119,000 for the nine months ended September 30, 1994 to approximately $288,000 for the nine months ended September 30, 1995; amortization of financing and acquisition costs increased 459.2% from approximately $71,000 for the nine months ended September 30, 1994 to approximately $397,000 for the nine months ended September 30, 1995; telephone expense increased 156.9% from approximately $51,000 for the nine months ended September 30, 1994 to approximately $131,000 for the nine months ended September 30, 1995. Bad debt increased from approximately ($7,000) for the nine months ended September 30, 1994 to approximately $151,000 for the nine
 months ended September 30, 1995.    All other SG & A expenses cumulatively
 increased 184.4% from approximately $122,000 for the nine months ended September 30, 1994 to approximately $347,000 for the nine months ended September 30, 1995. SG & A personnel expenses include non-cash stock options or grants of $117,774 for the nine months ended September 30, 1994 and $326,250 for the nine months ended September 30, 1995.

 LIQUIDITY AND CAPITAL RESOURCES

 From its inception in October 1985 through September 30, 1995 the Company has incurred a cumulative loss of $10,122,638, with a loss of $2,544,064 for the nine months ended September 30, 1995. The Company has engaged in various financing and investing activities.

 During October 1994, the Company completed a public offering of 920,000 units at a price of $5.50 per unit, each unit consisting of one share of Common Stock and two redeemable warrants each to purchase one share of Common Stock. Net proceeds to the Company were approximately $3,900,000.

 From January through August 1994 two individuals loaned the Company an aggregate of $959,505 at an interest rate of 8% per annum. In September 1994, these individuals agreed to defer repayment of the loans until October 1996. During October 1994, $200,000 of the $959,505 in outstanding loans was converted into 36,364 shares of the Company' Series A Preferred Stock. In June 1995 the Company issued 95,950 shares of its newly designated Series A Preferred Stock in satisfaction of the $759,505 outstanding loan balance and in conversion of the 36,364 of previously designated Series A Preferred Stock.

 In December 1994, Lasergate Systems Canada Company, a wholly-owned subsidiary of the Company, acquired the capital stock of Delta for an aggregate consideration of $1,200,000. The purchase price consisted of $500,000 of cash, a promissory note of $700,000, convertible into 100,000 shares of the Company's Common Stock. The promissory note was immediately converted into Common Stock.

 In January 1995, the Company acquired substantially all of the assets of GIS for an aggregate consideration of approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's Common Stock, 111,800 shares of the Company's Series B Preferred Stock and the Company's unsecured, non-interest bearing promissory notes in the aggregate amount of $2,324,335. The promissory notes are payable at the Company's option in cash or convertible Preferred Stock. In addition, the Company has agreed to assume certain liabilities of GIS and has loaned GIS $559,000 which has been evidenced by a promissory note of GIS due March 1996, which is secured by the pledge to the Company of the 111,800 shares of the Company's Series B Preferred Stock.

 On June 15, 1995 the Company borrowed $300,000 under a Secured Convertible Promissory Note due March 30, 1996, advanced from a former shareholder at an annual interest rate of 9.5%.

 The Company anticipates that the improvements in its products, the addition of new products and access to new markets resulting from the acquisitions of Delta and GIS will result in substantial revenue growth, of which there can be no
 assurance.    Although the Company believes that it can achieve operating profitability, management determined that prior to reaching that stage it will require additional capital to fund the costs associated with integrating the products and operations of the two acquired companies and substantial sales and marketing costs to promote the restructured Company and its products.

 In October 1995, the Company completed a private placement of 208,600 shares of non-transferable, convertible Series D Preferred Stock with net proceeds to the Company of approximately $1,820,000. The Company is considering raising additional funds and may do so through the private or public sale of its Common Stock. There can be no assurance the Company will be able to obtain such financing on acceptable terms, if at all.

 At September 30, 1995 the Company had a backlog of approximately $865,000.

 Part II-Other Information

 Item 6-Exhibits and Reports on Form 8-K

 (a)  Exhibits:  None

 (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1995.

 All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1995.

                                    SIGNATURES


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            Lasergate Systems, Inc.
                                            Registrant


 Date:  November  14, 1995                   /s/Vickie L. Guth
                                            Vickie L. Guth
                                            Vice President of Finance and
                                            Chief Financial Officer