Form 10KSB/A
period 1994-12-31
LASERGATE SYSTEMS INC
filed 1995-11-21
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        AMENDMENT No. 2 on FORM 10-KSB/A
                        --------------------------------
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
              (Exact name of small business issuer in its charter)

            Florida                                         59-2543206
(State or other jurisdiction                             (I.R.S.Employer
of incorporation or organization)                      Identification No.)

            28050 U.S. 19 North, Suite 502, Clearwater, Florida 34621
               (Address of principal executive office) (Zip Code)

Issuer's telephone number:       (813) 725-0882

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.03 par value
                                (Title of Class)

                               Redeemable Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                           -   -
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $1,066,470.

At March 31, 1995, 3,022,027 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (3,022,027 shares) was $23,042,955.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

          Lasergate Systems, Inc. (the "Company") is a corporation which was organized under the laws of the State of Florida in 1985. The description of the Company's business in this Item 1 gives effect to the integration with the Company's business of the business of Delta Information Services, Inc. ("Delta") by virtue of the Company's acquisition of all of the outstanding stock of Delta on December 22, 1994 and the business of GIS Systems Limited Partnership ("GIS") by virtue of the Company's acquisition of substantially all of the assets of GIS on February 15, 1995, effective as of January 1, 1995. See "Recent Acquisitions."

GENERAL

         The Company is engaged in the development, assembly, marketing, servicing and installation of admission control and revenue accounting systems for both general admission and reserve seating. These systems are used primarily at amusement parks, theme parks, water parks, night clubs and other public facilities including state, county and local fairs, theaters, professional and university athletic and multi-purpose arenas, movie theaters, aquariums, race tracks, museums, zoos, casinos, ski resorts and golf courses. The Company's technology has applications in, and the Company intends to expand its marketing efforts for its admission control and revenue accounting and reserve seating systems to include other types of amusement and entertainment facilities which would benefit from the use of such systems. In addition, the Company has licensed and begun to market a resort management system, which includes the ability to manage sales by concession stand and retail shows (the "Resort Management System") and has marketed and sold a computer facility scheduling and management system for convention centers, fairs, museums, theaters, stadiums and arts and athletic organizations (the "Facility Management System") which is owned by a third party and which the Company is currently negotiating with such third party to continue to market and sell.

         The Company's admission control system, which is known as GATEPAS ("Gatepas"), employs various applications of laser scanning bar code technology to automate and verify admission to attractions and provide revenue control and accountability while reducing fraud inherent in situations involving cash transactions when proper controls are not implemented. Gatepas creates a detailed record of and permits individual charges for both overall facility admission and access to each of the facility's attractions or events. The Company has developed two versions of its general admission ticketing product called "Admits", each of which are computerized point-of-sale systems which issue general admission tickets, including timed admission tickets and wristband tickets for amusement and water parks. "Admits Gold" is marketed to smaller facilities with ten or less points of sale; "Admits Platinum" is for larger systems and can be programmed to print bar-coded tickets so that, combined with Gatepas, the Company can provide a facility with both ticketing and access con-trol. The Company's reserve seat ticketing system ("Select-a-Seat") generates tickets which assign individual seats and seasons tickets to patrons. This computer software system includes on-line credit card authorizations, a report writer and the ability to sell a ticket with as few as two key strokes.

         The Company has installed various configurations of Gatepas and/or Admits Gold or Platinum in over 100 facilities including:

         *    KNOTT'S CAMP SNOOPY at the Mall of America in Bloomington,
              Minnesota
         *    LUNA  PARK,  Sydney,  New  South  Wales,  Australia
         *    PORTO  EUROPA, Wakayama, Japan
         * HOUSE OF BLUES, a night club chain in Los Angeles, California, New Orleans, Louisiana and Cambridge, Massachusetts
         *    RIPLEY'S  BELIEVE IT OR NOT MUSEUM,  Pigeon  Forge,  Tennessee
         *    THE FLORIDA  AQUARIUM,  Tampa, Florida
         *    THE  METROPOLITAN  MUSEUM OF ART,  New York,  New York
         *    THE GUGGENHEIM  MUSEUM,  New York, New York
         *    STEAMBOAT SPRINGS SKI RESORT, Steamboat Springs, Colorado
         *    THE BASKETBALL HALL OF FAME, Springfield, Massachusetts

         The Company's Select-a-Seat system is used in over 80 installations including:

         *    CARNEGIE HALL, New York, New York
         *    FENWAY PARK, Boston, Massachusetts
         *    MGM GRAND HOTEL, Las Vegas, Nevada
         *    ROYAL ONTARIO MUSEUM, Toronto, Ontario, Canada
         *    BRISBANE ENTERTAINMENT CENTER, Brisbane, Queensland, Australia
         *    ABBEY THEATRE, Dublin, Ireland

         The  Company's   Facility   Management  System  is  used  in  over  ten
installations including:

         *    AMARILLO CIVIC CENTER, Amarillo, Texas
         *    FLORENCE CIVIC CENTER, Florence, South Carolina
         *    PITTSBURGH SYMPHONY, Pittsburgh, Pennsylvania
         *    LAS VEGAS CONVENTION CENTER, Las Vegas, Nevada
         *    PUTRA WORLD TRADE CENTER, Kuala Lumpur, Malaysia

         The Company's Resort Management System is used at the following two facilities:

         *    BOYNE USA, Traverse City, Michigan
         *    SHANTY CREEK GOLF RESORT, Bellaire, Michigan

         Current installations of the Company's systems vary from those which provide for simple admissions tickets to allow access by patrons to a park or stadium, to those which provide for more complex arrangements such as tickets of decrementing value (the point or monetary value of the ticket decreases with each use) which permit limited access to individual events and attractions within a park or which specify a particular seat attributed to each ticket. Certain of the Company's products identify tickets with a bar code, which consists of a series of lines or bars that, for example, is commonly used to identify consumer products for checkout at supermarkets. Individually bar-coded tickets are printed by Admits and are authorized for use by the holder upon printing. Relevant data concerning the remaining value and restrictions of the ticket are available from Gatepas each time the bar code is read and processed. Bar code technology differs from magnetic strip technology which generally encodes information in a magnetic strip which is part of a ticket. With bar codes, no information is actually contained in the bar code, but instead is held by Gatepas in individual records identified by the unique bar code. The bar code is scanned by a laser scanner and, if the bar code is valid, the Gatepas releases a turnstile. This validation process, in conjunction with the Company's proprietary processing and storage features, permits the combination of Gatepas and Admits Platinum to utilize numerous ticket printing point-of-sale stations and turnstiles to process simultaneous information at each location. Accordingly, Gatepas and Admits Platinum can be configured to accommodate facilities of most any size. The Company also intends to integrate Gatepas with Select-a-Seat to offer customers a more comprehensive integrated product line in which a facility can control both general admission and assign specific seats at particular events.

GATEPAS

         BACKGROUND. Bar codes, which have been available for use since the 1970s, consist of a series of lines or bars printed on paper or plastic. By varying the width of the bars and spaces between the bars, a bar code provides an item, such as a ticket, with a unique identity. Bar codes are commonly used, for example, in the supermarket industry in which each product is designated with a Universal Product Code or UPC which becomes a part of the packaging of that item. Laser scanners attached to cash registers identify the bar code on each product to speed consumer check out.

         The Company applies this technology through its admission and access control systems in order to reduce fraud and labor costs while enhancing accountability and profitability in the amusement and entertainment industries as well as other public assembly facilities. Within the United States alone, these industries encompass thousands of facilities including family entertainment centers, fairgrounds, stadiums, water parks, amusement parks, arenas, zoos, aquariums, museums, ice skating facilities, movie theaters, convention centers, race tracks, ski resorts and performing arts theaters. Of particular significance to the Company is the recent rapid growth of these industries in the United States, Europe and Asia.

         Use of bar codes permits purchasers of Gatepas to closely monitor general attendance at their facility as well as usage of specific attractions. By only recognizing tickets with valid bar codes that have been issued by the facility, Gatepas reduces the possibility of admission from counterfeit tickets and generally assists facilities to reduce fraud. Similarly, since the current value and permitted use of the ticket is recorded on the Gatepas computers, it cannot be altered by the holder, unlike commonly used magnetic strips. Bar coded tickets are also considerably more durable in the hands of a ticket holder than the fragile magnetic strips, especially when printed on inexpensive paper and plastic.

         The industry trend toward increased accountability and security of cash is occurring in both the private and public business sectors. Many family operated facilities recently have been acquired by larger corporate entities which typically require more stringent management and accounting controls. Facilities operated in the public sector have experienced significant reductions in the level of public subsidy from tax revenues thereby increasing the need to implement greater management controls and more sophisticated marketing techniques at these facilities. Accordingly, optimizing revenue, insuring accountability of cash resources and controlling facility access are becoming more significant issues for facility managers.

         FEATURES. The Company's Gatepas system integrates the scanning technology of bar codes commonly found in supermarkets with scanners which are placed in turnstiles, and hand-held or stationary readers. The proprietary nature of Gatepas is a result of the unique interrelationship of these components, as well as the software which links them, rather than the components themselves. To gain entry to a facility or an individual attraction, the bar code on the card or ticket is scanned by a laser scanner located at the point of entry. The ticket can be scanned in any direction by the ticket holder and, after it is processed, if the ticket is valid, Gatepas responds with an audible signal and, if desired, opens a turnstile so the ticket holder can gain admission. If the ticket holder does not pass through the turnstile, the ticket retains its prior value. In facilities which decrease the value of a ticket as it is used, display devices are placed throughout the facility to simply read the ticket value so that a holder can determine the remaining value of a ticket. Signs are generally posted indicating the point value of individual events.

         Facility personnel can access a statistical summary of cash receipts, attendance and other statistical information about admissions as it is occurring. The computer generates a summary of the day's activity, including the cash and credit card transactions, the number of patrons entering the facility and individual attractions and other statistical information requested. This data, along with summary weekly, monthly or annual data, assists facilities in managing their business and highlights irregularities in ticket collections.

         SOFTWARE AND COMPUTERS. The Company holds a registered copyright, granted in 1987, in its gate-control software included in Gatepas, which was designed and developed by the Company. This copyright affords the Company the protection of the federal copyright laws against the unauthorized use and reproduction of its Gatepas software until the year 2062. The Company has recently introduced an upgrade to its ticketing and reporting software based on software acquired when the Company purchased Delta and GIS. The software constituting the upgrade is not protected by a registered copyright, however, the Company deems it proprietary and relies upon a combination of contract, copyright and trade secret laws to protect its proprietary interest in such software. See "Intellectual Property."

ADMITS

         The Company's Admits computer software system provides general admission ticketing for facilities that desire the flexibility of offering tickets that can be printed for a variety of applications, both with and without bar codes, ranging from simple entry fees to timed admission and tickets of decrementing value. Admits Gold is utilized by smaller facilities, with ten or less points where tickets are issued. The computer program is installed on a personal computer with a MS-DOS operating system. It is particularly well-suited for use by movie theaters and their specific accounting requirements. The Admits Gold software was developed by GIS. Admits Platinum is better-suited for larger applications, such as ski resorts and large amusement parks, in which numerous ticketing stations are required. Operating on a personal computer workstation with a UNIX host, Admit Platinum can include, in addition to the ticketing issuance capabilities of Admits Gold, point-of-sale software for gift shops and concession stands as well as a link to Gatepas for bar code scanner and turnstile features. The Admits Platinum software was developed by the Company and Delta and, although not protected by a registered copyright, the Company deems it proprietary and relies upon a combination of contract and trade secret laws to protect its proprietary interest in such software. See "Intellectual Property."

         FEATURES. Admits is easily adapted to allow a facility to meet any ticketing requirements. Applications range from ticketing for simple general admission to a facility to more complex ticketing, such as season passes, tickets which admit the holder to certain or all rides and/or areas of the park and discount tickets which may only be used at certain times of the day or on certain days. Admits is menu driven, allowing individuals without computer skills to operate it, and is flexible, so that facility personnel are able to modify the charge to the ticket holder for a given ride or attraction. A ticket or card can be printed at one of several locations and includes the name of the facility (including a logo, if desired), the type of ticket and any other information specified by the facility. Tickets can be designed in the form of paper tickets for single day use, laminated plastic cards with photographs for season pass use, or wristbands for use by children or in water parks.

         Facilities are able to utilize the ability of the Admits system to generate a wide variety of ticket types and to easily change the value of a ticket-type to enhance revenues. For example, an amusement park can lower the points needed to enter an attraction during low-usage periods to equalize patron traffic and generate more revenue during low-use time periods. Similarly, the park can offer commercial sponsorship for various attractions during specific time periods, attracting advertising income. The system's flexibility permits numerous variations of ticketing strategies to encourage facility attendance and increase usage.

         Admits Gold and Admits Platinum are complex computer software systems. Each can be purchased alone for inclusion in a facility's existing computer system or, more typically, with a number of additional optional hardware components which the Company's technician will integrate with the software, at the customers request. These additional hardware items include ticket printers, cash drawers, personal computers, customer display devices and attended or automated point of sale terminals. The proprietary nature of Admits is a result of the relationship of these components and the increased number of functions that this relationship provides, as well as the software which links them, rather than the components themselves.

         ADMITS PLATINUM AND GATEPAS. The Company has combined the laser-scanning capabilities of Gatepas with the general admission ticketing software of Admits Platinum to create a comprehensive admission system that is flexible enough to meet a variety of customer needs. It is the

Company's belief that this comprehensive system provides the Company with an advantage over its competitors by providing customers with a variety of functions which can be customized to the needs of an installation. The system also competes on the basis of its reputation in the market, based on the number and quality of its installed sites. In this system, each ticket is given a unique bar code which, when processed, identifies the conditions under which it can be used, the remaining value of that ticket and the time, place and frequency of admission. As a ticket passes a laser scanner, the bar codes are scanned, allowing Gatepas to simultaneously release the turnstile or perform another function while reducing the value of the ticket. This system may accommodate millions of active tickets in use and thousands of different ticket types, varying from tickets that admit holders during specified hours, during specified days or that are issuable for children, adults, senior citizens or other special categories.

         Unlike other forms of admission control which can be tampered with, Gatepas maintains the records for each ticket holder on the system computer and only recognize those tickets which Admits Platinum produced. This makes counterfeiting nearly impossible and prevents ticket holders from manipulating the value of their ticket. While the Company's competitors offer systems which supply many of the same features as Admit Platinum and Gatepas, the Company believes that the large number of features and flexibility of these systems gives the Company a competitive advantage in marketing its products. See "Competition."

         This combined admission control system utilizes the following basic components:

         Ticket. A bar-coded ticket is printed at one of several locations. Since the bar code is simply ink on paper and is printed by a standard thermal or laser printer, it cannot be demagnetized or fraudulently manufactured (unlike the magnetic tickets and strips of tickets) and will generally remain valid even if the ticket is folded or mutilated. The system can also be augmented to provide season passes with photographic identification cards as well as group ticketing and reservation applications to print numerous tickets simultaneously for sales through brokers or to groups.

         Attended and Automated Point of Sale Terminals. Tickets can be sold either by an attendant with a point-of-sale terminal, which includes a cash drawer, terminal to select the ticket type and ticket printer, or by an automated point-of-sale terminal. As a ticket is printed, a computer record is made of the bar code, the type of ticket sold, its cost and the type of payment. These can be reconciled later against the funds collected by the ticket agent. The terminal can also be operated to request patron survey information.

         An automated point-of-sale terminal works much like a bank ATM. The patron answers questions about the type of ticket desired on a touch screen, inserts either cash or a credit card and the terminal prints the ticket. Both the automated and attended point-of-sale terminal have the capability of directly communicating with credit card companies to check the patron's credit and make the appropriate charge. Accountability for cash receipts occurs by tracking and reporting all cash and other collections and the subsequent use of the ticket issued. Each transaction and entry updates the record for each bar code.

         Scanner. The scanners provided by Gatepas can be directly linked to Admits Platinum software to read bar-coded tickets produced by the Admits Platinum software.

         Price. The price for the Gatepas/Admits Platinum system varies widely, ranging from approximately $15,000 to $750,000, depending on the complexity of the system desired and the number of people expected to use the system, which affects the number of entry points and the equipment required. To date, most of the systems the Company has installed were purchased for prices ranging from approximately $50,000 to $300,000.

         The Company's revenues have historically been derived from sales of this system. The Company, however, is exploring the marketing of this system on a usage basis in which case the Company would receive a per ticket charge for each ticket generated and scanned. See "Marketing."

SELECT-A-SEAT

         The Company entered the reserve seating market in February 1995 upon its acquisition of GIS. The Company's reserve seating software system called "Select-a-Seat," was designed and developed by GIS. Select-a-Seat software controls reserve seating as well as general admission ticket sales and can be purchased with the capability of taking telephone and mail order reservations, group reservations, remote outlet sales and season subscription sales. These capabilities make it particularly well-suited for concerts, sporting arenas and theaters. It can store a perpetual data base of ticket buyers, allowing system users to enhance their marketing abilities by having easy access to the name, ticket purchase history, payment history and demographic information such as age, performance preference and source of sale for its customer base. This flexibility allows facilities to use Select-a-Seat to computerize their box office management, reservation and event marketing in one system, without reliance on outside ticket vendor services.

         The Select-a-Seat system has over 80 installations servicing over 200 facilities which together sell in excess of 30 million tickets annually in the United States, Canada, Australia, Singapore and Ireland. The software system can be used in venues ranging from a one-terminal theater system to a 200-terminal ticket selling network. The proprietary nature of Select-a-Seat is a result of the unique interrelationship of these terminals through the software which links them, rather than the terminals themselves. The software can be used for distribution and control of admission tickets for theaters, professional and university athletic and multi-purpose arenas, race tracks, theme parks, museums and zoos.

         TICKETING. Select-a-Seat maintains a constant inventory of all available seats in a facility, including section, row and seat information. At the time of sale, the system prints tickets for a customer with the pertinent performance information as well as the seating location in the facility. Select-a-Seat displays a series of prompts on a computer screen, leading the ticket seller through the selling process. Once a ticket sale is completed, all pertinent performance records are updated and inventory is simultaneously depleted. The Select-a-Seat season ticketing program provides for rapid, efficient and simple entry of season ticket purchases or account data, seat assignment, payment posting, account verification, financial auditing, seat status auditing, ticket printing and client invoicing.

         Select-a-Seat has been purchased by entrepreneurs and governmental agencies who have established regional or city-wide ticket distribution networks as an alternative to the national ticketing providers such as TicketMaster. With Select-a-Seat, a facility can control its own ticket inventory, maintain reasonable ticketing service charges and retain ticketing service charge revenue. By retaining the per-ticket service income, many organizations purchase Select-a-Seat for use as a source of revenue.

         MARKETING. In addition to ticket and revenue control functions, Select-A-Seat can be used to store various characteristics of each individual patron, such as car parking preferences, novelty purchases made, performance preferences and past responses to various forms of advertising. These characteristics, combined with demographic and biographic data, gives system owners a powerful tool for direct mailings.

         Select-a-Seat offers features that are specifically designed to meet the needs of various market niches such as performing arts venues, large stadiums, city-wide ticket bureaus and professional sports teams. The Company expects that Select-a-Seat will be integrated with Gatepas to create an integrated admission control and reserve seating system for venues such as amusement parks with events that have reserve seating or stadiums and arenas which also desire an admission/access control capability.

         PRICE. The price of Select-a-Seat varies depending on the modules purchased and the number of concurrent users provided for, ranging from a basic price of $7,000 for a single terminal box office to $600,000 for multi-terminal access and modules to support season tickets, telephone orders, reporting and credit card authorizations. To date, most of the Select-a-Seat systems installed were purchased for prices ranging from approximately $35,000 to $200,000.

FACILITY MANAGEMENT SYSTEM

         Through its acquisition of GIS, the Company commenced marketing the Facility Management System, a relational database software application the proprietary rights to which are owned by a third party. This system is designed to manage functions and events for a public or private facility. The Facility Management System is the combination of booking and scheduling software with industry standard office automation products, such as word processing systems. The system operates using standard IBM-compatible personal computers and the MicroSoft Windows(TM) computer program. The Company's past sales of these systems are covered by an agreement with the third party owner of the software. The Company is negotiating an additional agreement with the third party which is intended to authorize future sales by it of these systems. This software is sold alone or along with various optional hardware such as personal computers, printers and other related machinery.

         FEATURES.   The  Facility  Management  System  tracks  room  usage  and availability and resource usage and availability. Resource usage include employees, meal service and equipment. The system also generates client contracts and billing statements. the Facility Management System can be used by any organization that books space or schedules activities, including multi-purpose arenas, theaters, convention centers, hotels, meeting planners, universities, recreation centers and museums. The system uses a standard month-at-a-glance calendar format to display to operators room availability and room usage. The Facility Management System also includes a simple booking process that is easy to learn. Single or recurring events can be entered into the system along with all pertinent event information, such as requirements for labor, equipment and meal service billing rates and event coordination responsibilities.

         Once an event is booked, the system can generate budgets, estimate expenses, send reminders to appropriate staff of event responsibilities and generate an event contract. To further enhance the Facility Management System, customers can add off-the-shelf software products for word processing, accounting and graphic design. The Facility Management System has a security system to control operator activity and extensive reporting capabilities to manipulate the database, based on individual client requirements.

         MODULES. The Facility Management System is offered to purchasers in individual modules that are combined to create a system which is appropriate to the needs of a facility. Some of the modules offered include: space management, equipment usage, staffing, billing, meal service, budgeting, calendar schedules, marketing, exhibition and electronic mail.

         PRICE. The price of the Facility Management System depends upon the modules purchased and the number of concurrent users provided for. The range is from a basic price of $6,000 for a single user to $100,000 for a multi-user system, including all available software modules. To date, most of the Facility Management Systems were purchased for prices ranging from approximately $15,000 to $75,000.

RESORT MANAGEMENT SYSTEM

         The Company entered the resort management market in December 1994 upon its acquisition of Delta. The Resort Management System is a computer software system which provides a resort with the ability to manage tee time golf and tennis reservations, pro shop sales, group services, membership, concession stand sales and restaurant management. The system uses distributed processing technology which allows each point-of-sales station to perform sales and reservation functions throughout a facility, including administering reservations, ticket sales, room service, dining, gift shop and group services. The system integrates with off-the-shelf inventory control and accounting software to offer a complete software package for a resort. The Company offers this software system alone or together with optional hardware which meets the purchaser's individual requirements.

         FEATURES. The tee time reservation system is designed to handle advanced and daily reservations at single or multiple facility golf and tennis resorts. The tee time reservation portion of the system utilizes a multi-user program that stores information in a central database so that one or more operators can access information and make reservations at any time from any workstation at the resort. Other capabilities of the system include matching players by ability, couples or other criteria, scheduling tee times weeks or months in advance and booking special events or groups.

         Other elements of the system assist a facility to achieve total facility integration by incorporating reservations with access control, retail point-of-sales and food and beverage point-of-sale. From any workstation an operator can make a reservation for golf or tennis, sell merchandise or book group activities.

         PARTNERSHIP.   Pursuant  to  the  acquisition  of  Delta,  the  Company
effectively owns one-half of the equity interest in the Deltan Limited Partnership, a Michigan limited partnership which owns, develops, markets and sells the Tee Time golf reservation software included in the Resort Management System. The partnership agreement provides that the Company appoints two members of the partnership's five-member management committee and that the Company is entitled to one-half of the profits of the partnership.

         PRICE. The Company has installed the Resort Management System in two locations since its introduction in January 1995. The price for the system varies on the number of golf courses and number of users on the system and can range from approximately $14,000 to $75,000.

PRODUCT SERVICING AND ADMINISTRATION

         The Company has developed a number of common procedures for producing and servicing each of its products.

         ASSEMBLY AND TESTING. The Company purchases the components for its systems, such as the computer equipment and circuit boards, turnstiles, metal housings, laser scanners and ticket printers from a variety of sources and assembles and integrates each of these components with its proprietary software at its headquarters. Many of these components are enhanced off-the-shelf hardware which are readily available from numerous sources. However, all subsections and unique operating environments are fully integrated and all software is tested at the Company's headquarters prior to shipment to ensure proper operation.

         INSTALLATION AND TRAINING. The Company's technicians install each of the Company's systems in each location, providing any customization required and overseeing the placement of all equipment. The purchaser is responsible for installation of standard telephone-type cabling to link each component to the central computer. These low-voltage cables are dedicated to the system and are not expensive or difficult to install. This cabling method allows both new and existing purchasers to easily install the Company's systems and allows existing installations to expand their existing systems as their business grows. The Company also provides interfaces into various local area networks (LANs) and fiberoptics systems.

         The Company provides initial training for the administrators of each system at each installation and provides a user manual. The Company will also train facility personnel; however, the Company does not engage any of the personnel which operate the Company's systems within a facility. Additional training is available either at the installation site or the Company's headquarters at the option and expense of the purchaser.

         WARRANTY MAINTENANCE AND SERVICING. The Company offers a full one-year warranty for any defects in its systems, except for bar-code scanners which are warranted for 90 days. For the period commencing after the end of the warranty period, the Company offers its customers a maintenance and servicing contract for an annual fee. This contract provides for a telephone response to calls for assistance which is available around the clock, seven days a week, standard updates to the system pur chased, the user guides and repair or replacement (at customer expense) of hardware components. The Company's engineering staff is able to diagnose and correct most problems through computer linkup from the Company's headquarters to each site. However, if more extensive modifications are required or if a facility requires training for additional personnel, such facility may request that Company personnel make additional site visits for a fee. Approximately 15.5% of the Company's revenue for the year ended December 31, 1994 was generated by maintenance and servicing fees.

         In order to remedy the technical problems experienced at certain locations as well as standardize the Company's products to allow for more cost-effective ongoing customer support, the Company committed to reinstall new software and related required hardware at several of the Company's customer sites and has reserved approximately $280,000 for the cost of reinstallations. To date, four reinstallation's have been completed and the Company expects to conduct an additional eight installations in 1995.

         SECURITY. To provide appropriate back-up and security, the systems include a back-up power source for the computer to protect against power failures. The Company's systems automatically produce a duplicate copy of all their computer records each night which are stored on magnetic tape.

RESEARCH AND DEVELOPMENT

         The Company's engineers are engaged in developing numerous enhancements and applications for the Company's technology. These applications are intended to create new markets for the Company's products and to develop new products so that the Company can compete more effectively in an industry which is characterized by rapid technological change. As the Company is successful in marketing its products for use in new industries, the Company's technical staff will concentrate their efforts on completing the technology necessary for such new installations. There can be no assurance that the Company will be able to develop or market such new products or applications. The Company has expended $345,379 and $293,351 during fiscal years 1994 and 1993, respectively, on research and development. This does not include research and development conducted by Delta or GIS during these periods which was acquired by the Company.

MARKETING

         The Company currently markets all of its products through the efforts of its senior management, as well as a sales staff of five employees. The Company is a party to a joint venture with PMSI Group PTY Limited, an Australian company, to market and sell products in certain territories in the Pacific Rim. The Company also intends to develop additional marketing arrangements for the Company's products with other entities in Asia and Australia. Marketing efforts primarily take place at industry conventions, at regional seminars, through targeted direct mail and by advertising in trade periodicals. Additionally, customers have been attracted by the positive impressions created from existing installations. The Company has expanded and intends to continue to expand its marketing efforts with respect to its products as it financial condition permits.

         The Company believes that certain of its prior customers which are using one or more of the Company's products may currently have or may soon develop a need for additional products which the Company offers. As a result, in addition to seeking new customers and new markets for its products, the Company intends to market its full product line to its existing customer base.

         The Company has primarily concentrated its marketing on the domestic amusement and entertainment industries. The Company intends to expand the market for Gatepas, Admits Gold, Admits Platinum and Select-a-Seat by emphasizing new applications and enhancements which will reduce the possibility of fraud inherent in existing admission systems. The Company also intends to expand the market for its products by exploring the marketability of offering alternative methods for customers to purchase its products. Alternative methods which the Company currently intends to explore include the leasing of its products to customers and the offering of Gatepas, Admits Gold and Admits Platinum Systems on a long-term per-ticket charge basis. A customer acquiring a system on a per-ticket-charge basis would essentially eliminate the up-front capital cost normally associated with a purchase. The Company would derive its revenue under such a program from fees charged based on the number of tickets sold and the number of uses for each ticket.

CUSTOMERS

         As of the date of this Report, the Company (including Delta and GIS) has installed over 100 general admission systems, over 80 Select-a-Seat systems, 10 Facility Management Systems and two Resort Management Systems, including:

         KNOTT'S CAMP SNOOPY AT THE MALL OF AMERICA, BLOOMINGTON, MINNESOTA. Knott's Camp Snoopy, the largest indoor theme amusement park in the United States, has installed the Company's Gatepas and Admits Platinum systems. Since it is located in a shopping mall, Camp Snoopy does not charge general admission. The system, installed in August 1992, provides a decrementing ticketing system for each attraction. Patrons pay for a card with points which can be used on any of the park's attractions. Attractions charge a specific point value for each use. There are currently 56 scanning devices in Camp Snoopy, 13 attended point-of-sale terminals and eight automated ticket selling machines. To date, this system has sold approximately 1.8 million tickets and has scanned and electronically processed these tickets over 14 million times. At its peak usage, this system has processed over 5,000 rides per hour.

         WORLD OF COCA-COLA MUSEUM, ATLANTA, GEORGIA. The Gatepas and Admits Platinum systems installed at the World of Coca-Cola Museum, a museum of the history of Coca-Cola, includes four on-site point-of-sales terminals and an off-site reservation and telephone sales system for daily admission of over 3,000 people. This system was installed in 1989 and was the first installation of the Company's full access and revenue control system.

         BLUE MOUNTAIN RESORTS, COLLINGWOOD, ONTARIO, CANADA. The Resort Management System and Admits Platinum system at Blue Mountain Resorts includes 15 stations for ticket sales and four stations for season pass sales. The system has been installed since 1989 and processes 400,000 skier visits annually.

         BOYNE USA, BOYNE FALLS, MICHIGAN. The Resort Management System and Admits Platinum system installed at Boyne Mountain includes 20 ticketing stations and 20 point-of-sale stations for food sales, ski rental and golf tee time scheduling. The system processes over 300,000 skier visits per year and reserves golf tee times for five separate golf courses.

         CARNEGIE HALL, NEW YORK, NEW YORK. Select-a-Seat was installed in Carnegie Hall in 1985. There are over 35 users on this system selling tickets to all concert performances, taking telephone reservations and processing season subscription ticket sales.

         BRISBANE ENTERTAINMENT CENTRE, BRISBANE, QUEENSLAND, AUSTRALIA. The Brisbane Entertainment Centre is the largest indoor entertainment facility in Brisbane, the capital city of Queensland, Australia. Select-a-Seat is installed at the Entertainment Centre and is also used by a number of theaters and professional sporting organizations in the region. The system includes 14 terminals installed at the Entertainment Centre as well as terminals installed in retail shops throughout Queensland. The system processes well over 1,000,000 tickets annually.

         PUTRA WORLD TRADE CENTRE, KUALA LUMPUR, MALAYSIA. The Putra World Trade Center includes 164,000 square feet of exhibition space, along with the 3,285-seat Plenary Hall, which is suitable for conferences, conventions, concerts, sporting events and theatrical performances. The Company's Facility Management System is used to schedule all event activity at the Center, market the Center to prospective clients and to track equipment and resource usage. The system has been installed since 1994 and has over 20 users on a personal computer local-area network.

         The only customers which accounted for more than 10% of the Company's revenues in the year ended December 31, 1994 (not including Delta and GIS) was Matsushita Investment Development Company (owner of Porto Europa) in Wakayama, Japan and Luna Park in Sydney, Australia, which accounted for approximately 48% and 10% of the Company's revenues for such year, respectively. Management of the Company expects that each new installation may account for a large part of the Company's revenues in the year of installation and decrease dramatically thereafter. As more systems are installed and the Company secures additional support and maintenance contracts to service such installations, the severe fluctuations in revenue should lessen as a result of the relatively stable income such contracts will provide.

         Due to the length of time it takes for the Company to purchase, customize and install certain of its products, there may occasionally be a significant backlog of orders for equipment. As of December 31, 1994 and March 31, 1995, the Company's backlog (as of December 31, 1994, not including GIS) was $200,000 and $670,000, respectively. The backlog represented sales to numerous sites with purchase prices ranging from approximately $7,000 to $85,000.

COMPETITION

         The Company faces competition from different sources with respect to each of its products. The Company is unaware of any one source with the capabilities to supply the number of different admission, ticketing and facility management products which the Company offers. In this respect, the Company believes it has a competitive advantage over any other single company due to its ability to satisfy a great variety of software or hardware requirements a customer might have with respect to ticketing, access control, reserve seating and facility and resort management.

         GATEPAS. The primary competing technology for the Company's Gatepas system is magnetic strips, such as those located on the back of most credit cards and many forms of paper tickets. Magnetic strips contain information about the ticket directly on the strip, making it possible to change the value of the ticket by coding new information in the strip. It is also possible to counterfeit tickets with magnetic strips by reproducing tickets with the same encoding on the strip. Conversely, Gatepas utilizes bar codes which generate a unique code for each ticket and the information about each ticket is contained in the computer rather than on the ticket. This limits tampering from the outside and permits a full record of ticket usage. The Company has developed a communications link between the scanner and central computer. Paper tickets without bar codes are especially susceptible to fraud, as they are easy to counterfeit and reuse and it is expensive to provide personnel to count and track them. The Company's primary competitor for its Gatepas system is Data Services, Inc. which offers access control through scanners that allow users to insert their bar-coded ticket into a slot. The Company believes it is able to compete effectively with Data Services, Inc.

         ADMITS. There are several companies in the United States offering basic computerized ticketing capabilities which are similar to those the Company offers through its Admits Gold and Admits Platinum systems. These include, among others, Pacer Software Inc., Gateway and Select Ticket Systems. While all of these firms have automated ticketing programs similar to that of the Company, and many of them have resources substantially greater than those of the Company, the Company believes that it competes effectively with these companies on the basis of pricing and ease of installation, use and maintenances.

          Select-a-Seat. The Company's Select-a-Seat reserve seating system competes against companies such as TicketMaster, Inc., Select Ticket Systems, Prologue Systems and ArtSoft. Many of these companies have resources substantially greater than those of the Company. The Company believes, however, that it competes effectively in pricing its Select-a-Seat system and that the Company has a competitive advantage in that the Select-a-Seat software will operate with a wide variety of hardware products which a customer might already own. The computerized reserved seat ticket industry has historically been dominated by two national ticketing companies, Ticketron, Inc. and TicketMaster, Inc. Ticketron, Inc. was recently acquired by TicketMaster, Inc., leaving only one national ticketing company, TicketMaster, Inc. TicketMaster, Inc. leases their equipment and software to arenas, stadiums and theaters and establishes remote sales locations and telephone reservations centers to sell tickets. Ticket buyers pay a service charge to TicketMaster, Inc. for their services. Service charges range from $1.50 per ticket to $7.50 per ticket. The Company's Select-a-Seat system is an alternative to the national ticketing companies, allowing facilities to control their own ticket inventory, maintain lower ticketing service charges and retain ticketing service charge revenue. When organizations purchase Select-a-Seat, all tickets sold over the telephone and at remote sales locations can carry a per-ticket service charge which the owner of the system retains. Therefore, many organizations purchase Select-a-Seat as a source of revenue. For a discussion of Select-a-Seat, see the information included under the caption "Select-a-Seat" above.

         FACILITY MANAGEMENT SYSTEM. The Facility Management System sold by the Company competes against companies such as Ungerbach, CEO and Concentrix, each of which may have greater resources than the Company. The Company believes the Facility Management System competes effectively in price and function and that the Facility Management System has an advantage over other systems in that it can operate with a Microsoft Windows(R) program. The Company has a license of the proprietary rights to the system which allows the Company to market and sell the system.

         RESORT MANAGEMENT SYSTEM. The Company's Resort Management System primarily competes with service bureaus, which may be remote from a resort, that book golf and other events at a facility. In addition, software companies provide certain of the functions of the Resort Management System. The Company believes that it competes effectively with such service bureaus by allowing resorts to manage its facilities without the need or expense of outside providers. The breadth of the Resort Management System is attractive to purchasers who desire a comprehensive, state-of-the-art resort software system from one vendor.

         GENERAL. The Company generally enters into non-disclosure agreements related to its proprietary technologies and trade secrets with its employees and with those companies and individuals with which it has contractual agreements.

PRODUCTION AND SUPPLIERS

         The Company produces each of its systems by enhancing, integrating and assembling various components which are readily available from numerous suppliers. Other components, such as metal housing and circuit boards are specially manufactured for the Company to its specifications and ordered from one of numerous suppliers. The Company's major suppliers of such components are Advanced Logic Research, Inc., BOCA Systems, Inc., Alvarado Corporation, MS Cash Drawer Corp.,

Jetstar, Inc., Arco Distributors, Inc., and American Microsystems, Inc. The proprietary nature of Gatepas, Admits and Select-a-Seat is a result of the unique interrelationship of these components as well as the software which links them, rather than the components themselves. The other products which the Company offers are primarily software in nature. Any hardware which the Company may supply to a customer will generally be purchased from one of the suppliers listed above or others that make substantially similar products.

         The Company assembles and tests its software in its headquarters and installs it along with appropriate hardware on-site for its various customers.

PERSONNEL

         As of December 31, 1994, the Company employed 16 individuals, including 3 in management, 4 in engineering and customer support, 2 in direct sales and 7 support staff personnel. The Company also retained 3 individuals who served as consultants to the Company and who provide expertise in the areas of sales and marketing. Following the acquisitions of Delta and GIS, as of March 31, 1995, the Company increased its personnel to include 31 employees, including 4 in management, 13 in engineering and customer support, 5 in direct sales and 9 support staff personnel. The Company also retains 12 individuals who serve as consultants or temporary independent contractors and who provide expertise in the areas of management, sales and marketing, and software programming.

         The Company does not currently have employment contracts with any of its personnel other than Ms. Soechtig, the Company's President and Chief Executive Officer. The Company generally enters into non-disclosure and non-competition agreements with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company believes its relations with its employees is excellent.

INTELLECTUAL PROPERTY

         The Company holds a registered copyright, granted in 1987, for the software included in Gatepas. This copyright affords the Company the protection of the federal copyright laws against the unauthorized use and reproduction of the Gatepas software until the year 2062. The Company believes that this copyrighted software for interfacing bar codes, omnidirectional laser scanners, and related computer and system components provides the Company with a competitive advantage. Additionally, through its acquisition of GIS, the Company acquired a registered trademark in the name "Select-a-Seat" and a registered copyright in the software comprising the Select-a-Seat system. This copyright affords the Company the protection of the federal copyright laws against the unauthorized use and reproduction of the Select-a-Seat software until the year 2066. The Company believes that this copyrighted software provides the Company with a competitive advantage.

          The Company also regards certain features of its internal operations, software and documentation as proprietary. The Company relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The

Company enters into confidentiality agreements with each of its employees and customers and, where appropriate, with certain vendors, in which each party agrees not to use the Company's proprietary intellectual property for purposes other than those for the benefit of the Company. In addition, the Company attempts to safeguard its technology through security measures such as passwords and codes. Policing unauthorized use of the Company's information and technology is difficult, and there can be no assurance that these measures will be successful or that the Company will have the financial resources necessary to enforce its proprietary rights. Trade secret laws in the computer technology area are rapidly developing and, should the Company's proprietary products be appropriated it will seek to enforce its rights. While the Company's competitiveness may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant competitive factors than the know-how, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. While competitors may be able to develop software products with similar capabilities, the Company believes that a competitor would have to devote substantial resources to develop products that can compete effectively with the Company's products. Accordingly, although the Company deems its proprietary interest in its trademarks and copyrights to be important, it does not believe that its failure or inability to protect that interest would have a material adverse effect on its business. The competitive advantage derived from the technology involved in each of Gatepas, Admits and Select-a-Seat is a result of the relationships of these components and the variety of features that they are able to provide when integrated and the software which links them, rather than the individual components themselves.

         The Company intends to apply for patents to protect its product enhancements as they are developed. There can be no assurance that these patents will be obtained or that they will afford sufficient protection for the Company's products. In addition, the Company may not have the resources necessary to enforce its rights with respect to any of its copyrights, trade secrets or prospective patents.

RECENT ACQUISITIONS

         During the last quarter of the year ended December 31, 1994, the Company acquired all of the outstanding stock of Delta. Additionally, during the first quarter of the year ending December 31, 1995, the Company acquired substantially all of the assets of GIS.

         On December 22, 1994, the Company, through a wholly-owned subsidiary, purchased all of the outstanding capital stock of Delta, a former supplier of revenue control and ticketing systems primarily for the ski and golf resort industries from James Potter, Marion Audrey Potter and Derek Betty (the "Sellers"). The Admits Platinum and Resort Management System are both products which the Company is now offering as a result of the Delta acquisition. The purchase price for the acquisition was valued at $1,200,000 and included a cash payment of $500,000 and a promissory note which was converted into 100,000 shares of the Company's common stock (the "Shares"). The Sellers were granted certain registration rights for two years with respect to the Shares and a put option to sell to the Company up to 10,000 of the Shares at $7.00 per share each year for the next three years.

Additionally, James Potter, one of the Sellers, agreed to act as a consultant to the Company for one year for a fee of $70,000.

         On February 15, 1995, the Company purchased substantially all of the assets of GIS, a company formerly engaged in the business of design, integration, installation and sale of admission control and revenue accounting computer systems and software for the entertainment industry. The Admits Gold, Select-a-Seat and Facility Management System are all products which the Company now offers or, in the case of the Facility Management System, has offered and is negotiating to continue to offer, as a result of the GIS acquisition. The purchase price for the acquisition was valued at $3,700,000 and was based upon the expected revenues of GIS and the competitiveness of its products. The purchase price consisted of 109,333 shares of the Company's common stock,
111,800 shares of the Company's Series B Preferred Stock, the Company's promissory note in the principal amount of $591,000 (which may be paid by the issuance by the Company of 118,200 shares of Series B Preferred Stock) and the Company's promissory note in the principal amount of $1,733,335 (which may be paid by the issuance by the Company of 346,667 shares of the Company's Series C Preferred Stock. In addition, the Company agreed to assume certain liabilities of GIS and loaned GIS $559,000. Fred Maglione and Nicholas Flaskay, both formerly associated with GIS, have also agreed to serve as consultants to the Company for terms expiring on January 31, 1996 and August 1, 1995, respectively. Mr. Maglione is being paid a fee of $11,051 per month and Mr. Flaskay, $1,666 per month.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         Since early 1994 a number of significant events have impacted the Company's operating results for 1994 and its current and future prospects. These events include a change in control, a public offering, changes in the Company's President/CEO and other senior executives and two acquisitions. As a result, the Company believes that it currently has the management, the products, the market position and the commitment to fulfill its mission to be a world leader in providing business solutions to the facility-based entertainment industry.

         In the fourth quarter of 1993, the failure to raise sufficient capital to support the Company's operations and meet its obligations, compounded by a bad debt write-off of $337,000, resulted in a serious cash shortage and caused the Company to curtail its marketing efforts. The Company's inability to satisfy the terms of an agreement with certain individuals who had provided collateral to secure a line of credit, led to the issuance of 833,333 shares of the Company's common stock, which represented a change in control of the Company. Subsequent to the change in control, two principal shareholders provided loans to the Company to fund its operations until the Company could complete its October 1994 public offering. In the interim, while two members of the Board of Directors served as President/CEO in succession, the Company focused it efforts on raising the necessary capital to fund its operations. There were numerous personnel changes in sales/marketing, management and staff as well as technical management and staff throughout 1994. Revenue for 1994 was limited to one major contract of $500,000, with a few smaller system sales and maintenance and support contracts from existing customers. The decrease in revenue in 1994 was primarily attributable to disruption in management and marketing efforts and certain technical problems experienced with the Company's products caused by cash shortages and changes in personnel.

         Upon completion of its public offering, the Company recruited Ms. Jacqueline Soechtig as its President/CEO. Ms. Soechtig immediately began to restructure the Company by recruiting experienced management personnel to provide key functions. She also began an assessment of the Company's products to determine their technical reliability, and capabilities as well as their position in the market. The assessment indicated that the Company needed to make certain enhancements and improvements to its products to satisfy existing customers and position the Company in the market for revenue growth. In order to facilitate implementation of this program, in December 1994 the Company acquired all the outstanding capital stock of Delta, an Ontario, Canada based company engaged in the sale of revenue control and ticketing systems. It was determined that Delta's software would enhance the reliability of the Company's products and eliminate the technical problems that had been experienced at certain installations. Moreover, it was determined that the Delta software could be integrated with Gatepas to provide a product which the Company believed would be superior to currently available alternative systems. In addition to the software acquired, Delta also had a customer base of over 45 installations, primarily in the ski industry, a market the Company had not previously had access to.

         In order to remedy the technical problems experienced at certain locations as well as standardize the Company's products to allow for more cost-effective ongoing customer support, the Company committed to reinstall new software and related required hardware at several of the Company's customer sites and has reserved approximately $280,000 for the cost of reinstallations. When revenue was recognized on the sale of the systems to these customers, there was no obligation to provide post-contract support. The agreement to perform the reinstallation without charge was made for marketing and ongoing support purposes. To date, four reinstallation's have been completed and the Company expects to conduct an additional eight installations in 1995.

         In February 1995, the Company acquired substantially all of the assets of GIS, a Tampa, Florida company engaged in the sale of admission control and revenue accounting computer systems and software for the entertainment industry. The Company's products which are used for general admission ticketing applications were complemented by the primary GIS products which provided for reserved seat ticketing and facilities management focusing on auditoriums, theaters and sports arenas. As part of the GIS acquisition, the Company has employed primarily all of the sales, customer support and technical GIS personnel.

         Both Delta and GIS are historically profitable companies. The Company believes that the acquisitions of these companies enhances its product line both in breadth and technical reliability, introduces the Company to markets not previously accessible to it and creates a strong, referenceable customer base, all of which should lead to increased revenue, as evidenced by the increase in backlog from approximately $200,000 at December 31, 1994 to in excess of $670,000 at March 31, 1995. By eliminating duplication of administrative costs among the companies, management further believes that the Company can become a more diverse and profitable company much sooner than would otherwise have been possible. However, the acquisition costs and additional costs of integrating the operations and software of the three companies will impact the Company's results of operations in 1995.

RESULTS OF OPERATIONS:  1994 COMPARED TO 1993

         Revenues decreased 31.5% from $1,557,819 in 1993 to $1,066,470 in 1994.
Revenues consisted of system sales and installations of $1,510,785 and $885,102 in 1993 and 1994, respectively, maintenance and support of $47,034 and $162,312 in 1993 and 1994, respectively, and interest income of $0 and $19,056 in 1993 and 1994, respectively. The decrease in systems sales was primarily attributable to a cash shortage during the first six months of the year which caused the Company to temporarily curtail its marketing efforts. One major system sale to Matsushita Investment and Development Company for an installation in Wakayama, Japan, represented 48% of the Company's net sales in 1994. The remaining revenue from system sales and installations included several small systems and the first phases of the system installations at the Florida Aquarium and Luna Park in Sydney, Australia (through the Company's joint venture affiliate in Australia).

         Net loss  increased 37% from  $1,752,972 in 1993 to $2,402,384 in 1994.
Cost of sales decreased from 78.7% of revenues in 1993 to 60.5% of revenues in 1994 primarily due to improved cost estimating and control. However, an additional $281,075 was charged to the cost of sales in 1994 as a reserve for the one time estimated cost to reinstall new software and related required hardware at 12 existing customer sites in order to remedy the technical problems experienced by these customers. This reserve increased the total cost of goods sold for 1994 to $914,838 or 87.3% of net sales. Selling general and administrative ("SG&A") expenses in 1994 increased by $436,914 or 21.5% from 1993 SG&A expenses. Personnel-related expenses, which included fees paid to consultants who held key positions in sales, marketing, technical and executive management during 1994 increased by $936,021. This increase was offset in part by a decrease in bad debt expense of $356,088 from the $401,053 in 1993, which was primarily related to the failure of an amusement park proprietor to pay for a system purchased during 1992, to $44,965 in 1994. The balance of SG&A expenses cumulatively decreased $143,019 from $880,119 in 1993 to $737,100 in 1994.
Included in SG&A expenses in both 1993 and 1994 were non-cash stock options or grants valued at $593,007 for personnel-related services and $120,044 for financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used cash of $1,631,156 and $399,998 for operating activities during 1994 and 1993, respectively. From its inception in October 1985 through December 31, 1994, the Company incurred a cumulative loss of $7,578,574 with a loss of $2,402,384 for the year ended December 31, 1994. For the year ended December 31, 1994, the Company's net loss was $2,402,384 due primarily to expenditures related to the factors referred to under the caption "Results of Operations 1994 compared to 1993" above. Included in the net loss for 1994 were non-cash reconciling expenses of $813,323 which included (i) depreciation/amortization expenses of $82,070, (ii) the Company's recognition of a loss from its joint venture in Australia of $37,486, (iii) a reduction in the allowance for doubtful accounts of $70,855, and (iv) equity-related transactions totaling $764,622 from the issuance of Common Stock in exchange for services and financing costs of $131,422 and $100,000, respectively, obligations to issue stock options granted as compensation for services of $450,000 and additional paid-in capital resulting from services contributed by officers/stockholders of $83,200. Cash which was used to purchase items classified as current assets increased by $158,478 with investment in inventories increasing $46,423 and prepaid expenses and insurance increasing $182,162, while accounts receivable, trade decreased $70,107. These uses of cash were partially reduced by an increase in accounts payable and accrued expenses of $154,383.

         The Company engaged in certain investing activities during 1994 which included additions to property and equipment, product design costs, and advances to its joint venture in Australia, aggregating $175,531. In addition in December 1994, Lasergate Systems Canada Company, a wholly-owned subsidiary of the Company, acquired the capital stock of Delta for an aggregate consideration of $1,200,000. The purchase price consisted of $500,000 of cash, and a promissory note of $700,000, convertible into 100,000 shares of the Company's Common Stock. The promissory note was immediately converted into Common Stock. The cumulative cash used in these investing activities was $675,531.

         Subsequent to the close of its fiscal year, in February 1995, the Company acquired substantially all of the assets of GIS for an aggregate consideration of approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's Common Stock, 111,800 shares of the Company's Series B Preferred Stock and the Company's unsecured, non-interest bearing promissory notes in the aggregate amount of $2,324,335. The promissory notes are payable at the Company's option in cash or convertible Preferred Stock. In addition, the Company has agreed to assume certain liabilities of GIS and has loaned GIS $559,000 which has been evidenced by a promissory note of GIS due March 1996, which is secured by the pledge to the Company of the 111,800 shares of the Company's Series B Preferred Stock.

         The Company engaged in certain financing activities during 1994. At December 31, 1993, the Company had an outstanding balance on a revolving line of credit of $299,765, payable to a financial institution, at the interest rate of
 .5% over the prime rate per annum. The line was secured by a certificate of deposit pledged by an individual. Having been unsuccessful in its efforts to release the collateral when due, in 1994 the Company issued 833,333 shares of Common Stock pursuant to its April 1993 agreement with the individual. In September 1994, a certificate of deposit was pledged by two individuals who had received an aggregate of 611,112 of the aforementioned shares of Common Stock to secure the refinancing of $87,500 that had come due under two notes held by the same financial institution for project financing. The two individuals (who have since divested themselves of their Common Stock holdings) agreed not to demand release of the two certificates of deposit pledged as collateral until March 31, 1996, and the financial institution agreed not to demand payment of outstanding amounts drawn on the line of credit or the project financing notes as long as the debts were secured by the collateral. In November 1994, the Board of Directors authorized the prepayment of the line of credit and project financing notes in their entirety and the release of the collateral to the two individuals.

         During October 1994, the Company completed a public offering of 920,000 units at a price of $5.50 per unit, each unit consisting of one share of Common Stock and two redeemable warrants each to purchase one share of Common Stock. Net proceeds to the Company were approximately $3,900,000. Also during October, the Company borrowed $95,584 under a premium financing agreement, of which $20,674 was repaid by December, 1994.

         From January through August 1994, the two individuals discussed above loaned the Company an aggregate of $959,505 and deposited an additional $650,000 in escrow for the Company's operating expenses, if and when needed, of which $300,000 was subsequently drawn. In September 1994, these individuals agreed not to demand repayment of the loans (exclusive of the amounts drawn from escrow, which were payable upon receipt of proceeds from the public offering) until October 1996. During October 1994, $200,000 of the $959,505 in outstanding loans was converted into 36,364 shares of the Company's Series A Preferred Stock and the escrow advances were paid in their entirety. During November 1994 the Board of Directors authorized the prepayment of $559,505 of the outstanding loans.

         In December 1994, the Company received $15,000 in proceeds from the exercise of warrants granted in 1993 in connection with financing activities.

         During 1994, the Company repaid loans that were outstanding at December 31, 1993 in the aggregate amount of $127,500.

         The Company has engaged in various transactions to reduce its obligations to certain related parties. In August 1994, certain officers, directors and shareholders of the Company converted $250,044 of debt owed to them by the Company into Common Stock at a rate of $5.00 of debt for each share of Common Stock. An executive officer and principal shareholder contributed $83,200 of accrued salary to paid in capital in August 1994.

         The Company anticipates that the improvements in its products, the addition of new products and access to new markets resulting from the acquisitions of Delta and GIS will result in substantial revenue growth. However, prior to realizing this revenue growth, the Company expects to incur additional expenses to integrate its newly acquired products into its product line, to train its personnel and to promote the restructured Company to the current customers and markets of the three companies. During this period, the Company will fund its ongoing operations from the proceeds of the secondary public offering. Subsequently the Company believes that it could achieve positive cash flow by implementing a cost containment plan in 1995 that would reduce expenditures by approximately $750,000 primarily by reducing salaries and/or staffing in engineering, marketing and administration. However, management believes that it can accelerate the growth of revenues and long-term profitability by expanding its marketing efforts. In order to implement this strategy for accelerated growth, the Company would incrementally increase its sales staff, add a telemarketing department and expand its advertising and marketing activities including trade conventions. Subject to availability of funds, the additional costs associated with this increase in personnel and expenditures will require additional funding. The Company intends to seek financing of approximately $2,000,000 during 1995 through the public and/or private sale of securities or short-term or long-term borrowings. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, if at all. Without such additional funding the Company will defer the implemention of these plans and will continue to operate from the remaining proceeds of the public offering and operating revenues. If projected revenue levels are not achieved, the Company may need to reduce certain expenditures in order to sustain the Company's operations.



ITEM 7.  FINANCIAL STATEMENTS

         Following this page are the Company's financial statements for the year ended December 31, 1994, which include the following items:

                                                                           Page
         Report of Independent Certified Public Accountants ............... F-1

         Consolidated Balance Sheets ...................................... F-2

         Consolidated Statements of Operations ............................ F-3

         Consolidated Statements of Stockholders' Equity (Deficit) ........ F-4

         Consolidated Statements of Cash Flows ............................ F-5

         Notes to Consolidated Financial Statements ....................... F-7

                       [LETTERHEAD OF GRANT THORNTON LLP]





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS









Board of Directors
Lasergate Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lasergate Systems, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasergate Systems, Inc. and Subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                     /s/ Grant Thornton LLP
                                     GRANT THORNTON LLP






Tampa, Florida
April 7, 1995



                    Lasergate Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS
                                                         1994              1993
                                                       ------            ------

Current assets:
    Cash and cash equivalents                      $1,589,837        $   15,377
    Account receivable, net of allowance for
      doubtful accounts of $17,000 and $87,855        152,529           151,781
    Inventories                                       124,680            78,257
    Prepaid expenses                                  116,948                99
                                                   ----------        ----------

       Total current assets                         1,983,994           245,514

Property and equipment                                 96,993            22,214
Systems and software costs                            529,558                 -
Other assets (including goodwill of $536,919)         868,286             4,416
                                                   ----------        ----------
                                                   $3,478,831        $  272,144
                                                    =========        ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable:
       Bank                                        $        -        $ 387,265
       Other                                           74,910          100,000
       Related parties                                      -          153,365
    Accounts payable, trade                           530,260          404,958
    Customer payment for future services               62,000          100,000
    Accrued expenses:
       Salaries and wages                              53,647          128,370
       Reinstallation                                 281,075                -
       Other                                           58,447          212,979
                                                   ----------        ----------

       Total current liabilities                    1,060,339        1,486,937

Notes payable, related party                          200,000                -
Obligations to issue common stock
 and common stock options                             450,000          300,000
Common stock subject to put options                   210,000                -

Commitments and contingencies                               -                -

Stockholders' equity (deficit):
    Preferred stock, $.03 par value, 2,000,000
       shares authorized, 36,364 and -0-
       shares of Series A issued and outstanding
       at December 31, 1994 and 1993, respectively      1,091                -
    Common stock, $.03 par value, 5,000,000 shares
       authorized, 2,913,680 and 424,032 issued and
       outstanding at December 31, 1994 and 1993,
       respectively                                    87,412           12,721
    Additional paid-in capital                      9,258,563        3,648,676
    Less:  Common stock, $.03 par value, 30,000
       shares subject to put options                 (210,000)               -
    Accumulated deficit                            (7,578,574)      (5,176,190)
                                                   ----------        ----------
                                                    1,558,492       (1,514,793)
                                                   ----------        ----------
                                                  $ 3,478,831        $ 272,144
                                                  ===========       ===========

        The accompanying notes are an integral part of these statements.


                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                          1994            1993
                                                    ------------    ------------

Revenues                                           $ 1,066,470     $ 1,557,819

Cost of goods sold                                     914,838       1,226,144
                                                    -----------      ----------

    Gross profit                                       151,632         331,675

Selling, general and administrative expenses         2,473,981       2,037,067
                                                     ----------      ----------

    Operating loss                                  (2,322,349)     (1,705,392)

Interest expense                                        80,035          47,580
                                                   ------------    ------------

    Loss before income taxes                        (2,402,384)     (1,752,972)

Income taxes                                                 -               -
                                                   ------------    -------------

    Net loss                                       $(2,402,384)    $(1,752,972)
                                                   ============    =============

Net loss per common share                           $    (1.62)     $    (4.69)
                                                   ============    =============

Weighted Average Common
  Stock Outstanding                                  1,487,246         373,655
                                                   ============    =============




























        The accompanying notes are an integral part of these statements.




                                 Lasergate Systems, Inc. and Subsidiaries

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  Years ended December 31, 1994 and 1993

                                                                      Additional  Common Stock
                               Preferred stock      Common stock        Paid-in   Subject to    Accumulated
                              Shares  Par Value   Shares    Par Value   Capital   Put Option      Deficit
                              ------    -----   ---------     ------   ---------   --------     ----------

Balance, January 1, 1993           -   $    -     319,614    $ 9,588  $3,509,249  $       -    $(3,423,218)
                              ------    -----   ---------     ------   ---------   --------     ----------
Issuance of common stock at
 $.36 per share for:
    Performance awards and
     services -
        Executives and/or
         major stockholders                        43,996      1,319      14,519
        Employees                                   3,000         90         990
    Marketing agreement
     -third party                                  24,167        725       7,975
    Consulting agreement
     -third party                                  18,000        540       5,940
    Financing costs-Executives
     and/or major stockholders                     12,755        384       4,208
    Board of Directors
     compensation                                   2,500         75         825
Employment services
  contributed by officers/
  stockholders                                                           104,970
Net loss                           -        -           -          -                            (1,752,972)
                              ------    -----   ---------     ------   ---------   --------     ----------
Balance, December 31, 1993         -        -     424,032    $12,721  $3,648,676               $(5,176,190)
                              ------    -----   ---------     ------   ---------   --------     ----------

Issuance of common stock
 at $.36-$.50 per share for:
    Performance awards and
     services - Executives
     and/or major
     stockholders                                 290,483      8,715      95,860
    Financing costs -
     Executives                                    37,907      1,137      12,510
     Major stockholders
     (related to December
     31, 1993 obligation)                         833,333     25,000     275,000
     Major stockholders                           200,000      6,000      94,000
    Cancellation of options-
        Executives                                 26,667        800       8,800
        Other                                      10,000        300       3,300
Issuance of common stock
 at $5.00 per share for:
    Satisfaction of debt -
        Executives                                 36,083      1,083     179,336
        Employees                                  13,925        418      69,208
Employment services contributed by
  officers/stockholders                                                   83,200
Issuance of 920,000 units
 in secondary public offering
 at $4.95 per unit (net of
 underwriter's discount/
 commissions), less
 offering expenses of
 $647,998                                         920,000     27,600   3,878,402
Exercise of warrants                               21,250        638      14,362
Issuance of common stock
 at $7.00 per share in
 connection with acquisition                      100,000      3,000     697,000
Issuance of Series A
 preferred stock for:
    Satisfaction of $200,000
     of notes payable-
        Major stockholders    36,364   $1,091                            198,909
Common stock (30,000 shares)
 subject to put option at
 $7.00 per share                                                                   (210,000)
Net loss                                                                                        (2,402,384)
                              ------    -----   ---------     ------   ---------   --------     ----------
Balance, December 31, 1994    36,364   $1,091   2,913,680    $87,412  $9,258,563  $(210,000)   $(7,578,574)
                              ======    =====   =========     ======   =========   ========     ==========



        The accompanying notes are an integral part of these statements.



                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                                                         1994           1993
                                                     -----------     ----------

Cash flows from operating activities:
    Net loss                                        $(2,402,384)    $(1,752,972)
    Adjustments to reconcile net loss
      to cash used in operating activities:
    Depreciation and amortization                        82,070          11,640
    Loss in joint venture                                37,486               -
    Increase (decrease) in allowance for
      doubtful accounts                                 (70,855)         64,070
    Common stock issued principally for services        131,422          37,590
    Obligations to issue options granted as
      compensation for services                         450,000               -
    Employment services contributed by
      officers/stockholders                              83,200         104,970
    Financing costs satisfied and to be satisfied
      by issuance of common stock                       100,000         300,000
    Decrease (increase) in:
        Accounts receivable, trade                       70,107         236,076
        Inventories                                     (46,423)         74,377
        Prepaid expenses                               (116,849)          1,151
        Other (principally related to prepaid
         insurance)                                     (65,313)
    Increase (decrease) in:
        Accounts payable and accrued expenses           154,383         423,100
        Customer payment for future services            (38,000)        100,000
                                                     ----------      ----------

        Net cash used in operating activities        (1,631,156)       (399,998)
                                                     ----------      ----------

Cash flows from investing activities:
    Additions to property and equipment                 (82,213)         (9,214)
    Product design costs                                (29,557)
    Advances to joint venture                           (63,761)         (3,456)
    Acquisition of Delta Information Services, Inc.    (500,000)              -
    Other                                                     -             900
                                                     ----------      ----------

        Net cash used in investing activities          (675,531)        (11,770)
                                                     ----------      ----------

Cash flows from financing activities:
    Proceeds from secondary public offering, net of
      offering costs                                 3,906,002               -
    Proceeds from exercise of warrants                  15,000               -
    Proceeds from loans, other                          95,584         1 00,000
    Proceeds from loans, bank                                -          387,266
    Proceeds from loans, related parties             1,259,505           21,000
    Repayment of loans, related parties               (887,005)         (28,000)
    Repayment of loans, other                         (120,674)        (108,000)
    Repayment of loans, bank                          (387,265)               -
                                                     ---------        ----------

        Net cash provided by financing activities    3,881,147         372,266
                                                     ---------        ----------

    Net increase (decrease) in cash and cash
     equivalents                                     1,574,460          (39,502)

Cash and cash equivalents, beginning of year            15,377          54,879
                                                      ---------       ----------

Cash and cash equivalents, end of year             $ 1,589,837        $ 15,377
                                                     =========        =========

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                     Years ended December 31, 1994 and 1993



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:
                                                      YEAR ENDED
                                                      DECEMBER 31,
                                                      ------------
                                                    1994         1993
                                                    ----         ----
        Interest                                  $81,847      $44,936
        Income taxes                                    -            -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In April 1994, the Company issued 833,333 shares of common stock in satisfaction of an obligation to issue the common stock which existed at December 31, 1993 for financing costs of $300,000 recorded for the year ended December 31, 1993. During June 1994, current liabilities totaling $250,044 were converted into 50,008 shares of common stock ($5.00 per share).

In December 1994, the Company acquired Delta Information Services, Inc. for total consideration of $1,200,000 (cash of $500,000 and common stock of $700,000) and recorded intangible assets at an aggregate fair value of $1,200,000. No liabilities were assumed in the transaction (see Note 3).

In October 1994, the Company issued 36,364 shares of Series A preferred stock to two major shareholders of the Company in satisfaction of $200,000 of debt owed to them by the Company.





























        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1994 and 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION
The accompanying consolidated financial statements include the accounts of Lasergate Systems, Inc. (the Company), a Florida corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Lasergate Systems, Inc. was organized and incorporated in the State of Florida in 1985 and is engaged in the development, assembly, marketing, servicing and installation of admission control and revenue accounting systems for use primarily in the amusement park and entertainment industry, as well as other public facilities.

In  March  1993,  the  Company  formed  a  joint  venture   (Lasergate   Systems
Asia-Pacific Pty. Limited) with PMSI Group Pty. Limited, an Australian company, to market and sell products of Lasergate Systems, Inc.

In December 1994, the Company formed Lasergate Systems Canada Company to facilitate the acquisition of Delta Information Services, Inc. (see Note 3).

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined principally by the use of the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is being provided using the straight-line method over the estimated economic useful lives (5-10 years) for financial statement and income tax purposes.

SYSTEMS AND SOFTWARE COSTS

Systems and software costs at December 31, 1994 represent the fair values assigned in connection with the Company's acquisition of Delta Information Services, Inc. on December 22, 1994 (see Note 3). Such costs shall be amortized on a product-by-product basis. The annual amortization expense will be the greater of the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life (6 years) of the product. Since the acquired business had minor operations for the period from the acquisition date through December 31, 1994, no amortization expense has been recognized in 1994.

The Company's expenditures related to the development of its systems and software have been expensed and included in research and development costs (See separate research and development note). No amounts have been capitalized by the Company during 1994 and prior years, except those related to the Delta acquisition, since either the amounts qualifying for capitalization under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" once technological feasibility (as defined) has been achieved, have been insignificant or the customer specifically funded the development of the unique and discrete systems and software through the customer contract.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

INTANGIBLES

Intangibles which were recognized in connection with the Company's acquisition of Delta Information Services, Inc. on December 22, 1994 (see Note 3) relate to systems and software costs (see above), non-competition agreements, customer list and support contracts, and goodwill. Such costs will be amortized using the straight-line method over their respective estimated useful lives: systems and software costs (see above), non-competition agreements--three (3) years, customer list and support contracts--six (6) years, and goodwill--twenty (20) years. Since the acquired business had only minor operations from the acquisition date through December 31, 1994, no amortization expense has been recognized in 1994. Beginning in 1995, management will review, at least on a quarterly basis, whether or not any impairment has occurred with respect to such acquired intangibles which could warrant an adjustment to the carrying values. Undiscounted cash flow projections associated with the acquired business will be the primary focal point in the assessment and analysis for potential impairment.

INVESTMENT IN JOINT VENTURE

The Company uses the equity method of accounting for its 50% investment in Lasergate Systems Asia-Pacific Pty. Limited. At December 31, 1994 and 1993, and for the years then ended, the joint venture's assets, liabilities and results of operations are not significant. The Company's investment in/advances to ($29,730 and $3,456) and share of the joint venture's loss from operations ($37,486 and $1,544) are classified in other assets and selling, general and administrative expenses, respectively, in the accompanying consolidated financial statements for 1994 and 1993, respectively. The Company has not guaranteed any of the joint venture's liabilities nor does the Company have any commitments to fund its operations.

FINANCING COSTS

Financing costs are being amortized over the term of the related loans.

REINSTALLATION LIABILITY

At December 31, 1994, the Company established a reinstallation reserve to account for the estimated costs required to correct operating problems at certain customer installations. Such costs are included in cost of goods sold in the accompanying consolidated statements of operations.

REVENUE RECOGNITION

Revenues from the sale of equipment, which have been predominately under short-term contracts during the periods presented herein, are recognized upon the shipment of goods to the customer provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is probable. Revenues from special sales sold under evaluation periods are recognized at the end of this period.

Revenues from post contract customer support arrangements are recognized ratably over the contract period if collectibility is probable. These support contracts during 1993 included those assigned under the July 1993 AVT Marketing Support Agreement (see Note 10).

INCOME TAXES

The Company adopted, effective January 1, 1993, SFAS No. 109, "Accounting for Income Taxes". Under the liability method specified in SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. The change from Accounting Principles Board (APB) No.11 to SFAS No. 109 had an immaterial effect on the financial statements.

                                 LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

                                        DECEMBER 31, 1994 AND 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RESEARCH AND DEVELOPMENT

Research and development costs, including systems and software costs incurred to establish the technological feasibility of computer software, as defined by SFAS No. 86, are expensed as incurred. Research and development costs included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations were $345,379 and $293,351 for the years ended December 31, 1994 and 1993, respectively.

NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of shares outstanding during the periods. Common stock equivalents (options and warrants) were not included in the calculation of net loss per share because they were either antidilutive and/or insignificant. As discussed in Note 10, an obligation to issue 833,333 shares of the Company's common stock was recorded in October 1993, however, the shares were not issued until April 1994. Supplemental loss per share assuming the shares were issued in October 1993 would be ($1.38) per share for the year ended December 31, 1994.


NOTE 2 - OPERATIONAL AND FUNDING MATTERS

For the year ended December 31, 1994, the Company incurred a loss of $2,402,384, has an accumulated deficit of $7,578,574 and used cash in operating activities of $1,631,156.

In October 1994, the Company successfully completed a secondary public offering, with net proceeds to the Company of approximately $3,900,000. Subsequent to the offering, the Company began to restructure its operations by recruiting experienced management personnel and assessing the Company's position in the market. Additionally, the Company acquired Delta Information Services, Inc. on December 22, 1994 (see Note 3) and GIS Systems Limited Partnership effective January 1, 1995 (see Note 13). Both Delta and GIS are historically profitable companies. Management believes that the merger of the three companies enhances its product line, improves its existing technology, increases its customer base, and allows it to enter new markets. The combined companies on a pro forma basis (unaudited) had revenues of approximately $5,200,000 in 1994. If this approximate level of revenues or slightly greater level is achieved in 1995 as management believes is possible (but no assurances can be given) coupled with the elimination of duplicate costs among the companies and the reduction of certain other costs, management believes that the Company should be able to achieve positive cash flows by December 31, 1995 without significant additional financing. The Company, however, has implemented a strategy for accelerated growth of revenues to exceed the latter levels, and has committed to investing in additional personnel, equipment, marketing and product development to achieve this goal. These investments, together with additional costs of integrating the operations of the three companies, could very possibly impact cash flows during 1995 and require additional funding. The Company intends to explore financing alternatives which would provide approximately $2,000,000 to be used for operational and expansion needs. There can be no assurance that such financing will be successfully obtained. If projected revenue levels are not achieved in 1995, management believes that their cost containment plan would result in the deferral of certain expenditures, primarily related to future growth, in order to sustain its operations without significant additional funding in 1995.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 3 - ACQUISITION OF BUSINESS

On December 22, 1994, Lasergate Systems Canada Company, a wholly-owned subsidiary of the Company, acquired the capital stock of Delta Information Services, Inc. (Delta) (a Canadian company) for aggregate consideration of $1,200,000. The purchase price consisted of cash of $500,000 and a promissory note of $700,000, convertible into 100,000 shares of the Company's unregistered and restricted $.03 par value common stock valued at $7.00 a share. The common stock valuation reflected the agreed-upon price between the buyer and seller and was also determined by the Board of Directors after giving effect to such factors as the restrictions and the size of the block of common stock, etc. The promissory note was immediately converted into common stock in December 1994. In addition, the Company incurred approximately $46,919 in direct acquisition costs (principally legal and accounting fees). At the date of acquisition, Delta had no tangible assets nor liabilities that were transferred to or assumed by the Company.

The purchase price, including the direct acquisition costs, was allocated as follows:

        Computer software                                         $  500,000
        Non-competition agreement                                     85,000
        Customer list and support contracts                          125,000
        Goodwill                                                     536,919
                                                                  ----------
                                                                  $1,246,919
                                                                  ==========

Pursuant to the acquisition of Delta, the Company effectively acquired a 50% equity interest in Delta Limited Partnership, which was inactive and had no significant assets nor liabilities. In addition, the Company did not assume any funding obligations and/or guarantees associated with their interest in the limited partnership. Accordingly, the Company did not assign any value to the partnership interest in the allocation of the purchase price of Delta.

The sellers were granted certain registration rights for two years with respect to the shares of common stock issued and a put option to sell to the Company up to 10,000 of the shares of the Company's common stock at $7.00 per share each year for the next three years. The put option which has an aggregate value of $210,000 has been classified as common stock subject to put options in the consolidated balance sheets and represents the amount the Company would be required to pay if all the put options were exercised. Additionally, one of the sellers agreed to act as a consultant to the Company for one year for a fee of $70,000.

This transaction has been accounted for as a purchase in accordance with APB No. 16 "Business Combinations". Accordingly, the results of Delta's operations have been included in the Company's consolidated financial statements from the date of acquisition. The following are pro forma results of operations for 1994 and 1993 assuming the transaction was effective as of January 1, 1993.

                                                              Unaudited
                                                             -----------
                                                         1994          1993
                                                         ----          ----
        Revenues                                      $1,800,936  $ 2,707,417
        Net loss                                      (2,520,780)  (1,689,075)
        Loss per common share                            $(1.59)       $(3.00)


NOTE 4 - INVENTORIES

Inventories as of December 31, consist of the following:

                                                    1994              1993
                                                   --------         -------
        Finished goods                             $111,016         $68,917
        Raw materials                                13,664           9,340
                                                   --------         -------

                                                   $124,680         $78,257
                                                   ========         =======

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, consist of the following:
                                                       1994            1993
                                                   ----------      ----------
        Furniture and equipment                     $167,061        $104,473
        Vehicles                                      16,705          16,705
        Purchased software                             8,976           8,976
        Test equipment                                34,002          14,377
                                                    --------        --------
                                                     226,744         144,531
        Less accumulated depreciation                129,751         122,317
                                                    --------        --------
                                                   $  96,993       $  22,214
                                                    ========        ========

Depreciation expense for the years ended December 31, 1994 and 1993 was $7,434 and $11,640, respectively.


NOTE 6 - OTHER ASSETS

Other assets as of December 31, consist of the following:
                                                              1994        1993
                                                           ----------    -------
 Goodwill (see Note 1)                                       $536,919   $      -
 Non-competition agreement                                     85,000          -
 Customer list and support contracts (see Note 1)             125,000          -
 Financing costs, less accumulated amortization of $74,636     25,364          -
 Investment in and advances to joint venture                   29,730      3,456
 Other (principally prepaid insurance)                         66,273        960
                                                             --------  ---------
                                                             $868,286   $  4,416
                                                             ========  =========


NOTE 7 - NOTES PAYABLE

At December 31, 1994, the Company had an outstanding balance of $74,910 due under a premium financing agreement, at an annual interest rate of 9.25%. Monthly installments of principal and interest of $11,034 are due through July 1995.

At December 31, 1994, the Company had outstanding borrowings under promissory notes payable to two principal stockholders of $200,000, representing unsecured cash advances due in October 1996, at an annual interest rate of 8% (see Note
13).

At December 31, 1993, the Company had an outstanding balance on a revolving line of credit of $299,765, payable to a financial institution, at an interest rate of prime plus 1/2% (7% at December 31, 1993), interest payable monthly. These borrowings were repaid in their entirety during October 1994. The certificate of deposit pledged by a principal stockholder as collateral was returned, and the line of credit was terminated.

At December 31, 1993, the Company had an outstanding balance on project financing loans payable to a financial institution in the amount of $87,500, at an interest rate of prime plus 1% (7.5% at December 31, 1993), interest payable monthly. These borrowings were repaid in their entirety during November 1994.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 7 - NOTES PAYABLE - Continued

At December 31, 1993, the Company had borrowings under a senior secured promissory note with a private investor in the amount of $100,000, at an annual interest rate of 10%. Such borrowings were repaid in their entirety in June 1994. The Company granted warrants to the investor to purchase up to 8,333 shares of its common stock, at an initial price of $1.80 per share (subject to change upon the occurrence of certain events, as defined in the warrant). In June 1994, the warrants were increased to 21,250 and the exercise price was changed $.706 per share. The warrants were exercised in December 1994 (see Note
10).

At December 31, 1993, the Company had outstanding borrowings under various notes aggregating $125,865, representing cash advances made by a consultant, former director and Chief Executive Officer, at an annual interest rate of 10%. At December 31, 1993, there was $35,386 of accrued interest due on these borrowings. In August 1994, the Company issued 32,250 shares of common stock in repayment of the outstanding promissory note balances and accrued interest (see
Note 10, paragraph 4).

At December 31, 1993, the Company had outstanding borrowings of $27,500, representing unsecured cash advances due on demand made by a former President of the Company, at an annual interest rate of 10%. At December 31, 1993, there was $2,473 of accrued interest due on these borrowings. Such borrowings and accrued interest were repaid in their entirety in 1994. Additionally, 37,907 shares of $.36 common stock were issued in 1994 in exchange for the borrowings not being paid on demand.


NOTE 8 - INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method (see Note 1). The effect on the 1993 financial statements as to the income tax provision and net deferred taxes was not significant.

The Company has a net operating loss (NOL) for income tax purposes of approximately $6,100,000 at December 31, 1994 which begins to expire in the year 2000. The deferred tax benefit is determined based on the difference between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are realized. The Company cannot reasonably predict when it can utilize the NOL carryforward and, therefore, the Company has recognized an equivalent valuation allowance against the deferred tax benefit.

The principal types of temporary differences and their related tax effects that give rise to the deferred tax assets are as follows:

                                            December 31,            December 31,
                                                1994                    1993
                                            ------------            ------------
Bad debt allowance, employee
 vacation pay, and other accruals          $      10,000           $     88,000
Stock options                                    168,000                      -
Net operating loss carryforward (1)            2,250,000              1,449,000
                                              ----------             ----------
                                               2,428,000              1,537,000
Less valuation allowance                      (2,428,000)            (1,537,000)
                                              ----------             ----------
                                           $           -           $           -
                                              ==========             ===========

        (1)Certain transactions involving the beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, a portion of the Company's net operating loss carryforward is subject to limitation on their utilization against future income.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 8 - INCOME TAXES - Continued

The Company's computed effective tax rate differs from the Federal statutory tax rate as follows:

                                                     1994         1993
                                                     ----         ----
Federal statutory rate                                 34%          34%

Surtax exemption                                        -            -

Effect of net operating losses
 (NOL) or NOL carryforward                            (34%)        (34%)
                                                      ----         ----

Effective tax rate, after the effect of NOL             0%           0%
                                                     =====        =====


NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases its office and warehouse facilities under an operating lease, which expires in February 1995 (see Note 13 Subsequent Events).

Future minimum payments under this operating lease are as follows:

              1995                                     $6,611

Rental expense for the years ended December 31, 1994 and 1993 was $51,305 and $45,841, respectively.

FINANCIAL ADVISORY AND INVESTMENT BANKING AGREEMENT

In connection with the secondary public offering of 920,000 units in 1994, the Company entered into a three-year financial advisory and investment banking agreement with the underwriter for such public offering, which provides for fees of $3,666 per month. Financial advisory and investment banking expense for the year ended December 31, 1994 was $10,998.

LEGAL PROCEEDINGS

The Company knows of no material pending or threatened legal proceedings to which the Company is a party or which any of its properties is subject. No such proceedings are known to the Company to be contemplated by governmental authorities.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 10 -  STOCKHOLDERS' EQUITY

CHANGE IN CAPITAL STRUCTURE

Effective June 22, 1994, the Company changed its capital structure. The number of authorized shares of common stock was changed from 25,000,000 (pre-split) to 5,000,000 (post-split) and a reverse stock split of 1 for 12 shares reduced the number of shares of outstanding common stock. The Company is authorized to issue up to 2,000,000 shares of preferred stock, $.03 par value per share, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board of Directors in its sole discretion. The holders of the common stock will not be entitled to vote upon such matters. In October 1994, the Board of Directors authorized 50,000 shares of Series A preferred stock with no voting rights, dividends to accrue only upon declaration by the Board and a liquidation value of $5.50 per share, plus unpaid dividends, if any.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the years ended December 31, 1994 and 1993, the Company issued an aggregate of 1,398,390 and 104,418 shares of its common stock, respectively, for: (1) performance awards and services to executives and/or major stockholders, (2) financing arrangements with executives and/or major stockholders, (3) consulting and marketing services; and (4) other purposes. Since the Company's common stock trading activity had been relatively limited and these shares were issued prior to the secondary public offering in October 1994, its estimated fair value has been determined by the Board of Directors considering various factors. As a result, the value of the services rendered or received were used to determine the value of the transactions and not the estimated fair value of the common stock issued. The fair value of the services provided by executives and/or major stockholders was approved or determined by the Board of Directors. The fair value of consulting and marketing services was based on agreements with the parties involved. The valuation of services resulted in 200,000 shares being issued at $.50/share in September 1994, 1,198,390 shares being issued at $.36/share from April to September 1994 and 104,418 shares being issued at $.36 per share for the year ended December 31, 1993.

On April 5, 1993, the Company entered into an agreement with an individual to obtain funding for operations. As part of this agreement, the individual pledged a $300,000 certificate of deposit to enable the Company to obtain a line of credit with a financial institution (see Note 7). Under the terms of the agreement, the Company committed to issuing shares of its common stock as an inducement for the pledge of the certificate of deposit, the number of shares to be calculated upon the occurrence of certain events, as defined. The Company also granted a security interest in substantially all assets of the Company. During October 1993, upon the expiration of the agreement and the occurrence of certain events, the Company became obligated to issue 833,333 shares of its common stock to this individual. Simultaneously, the Company recorded financing costs (included in selling, general and administrative expenses in the accompanying consolidated statements of operations) and a corresponding obligation to issue common stock with a value of $300,000 ($.36 per share). In April 1994, the Company completed its obligation through the issuance of the shares of common stock to this individual and his designees, after notice was duly given to stockholders, to complete its obligation.

In September 1994, the Company issued 200,000 shares of common stock valued at $.50 per share to two principal stockholders as consideration for providing funds to the Company. In September 1994, the Company also issued 32,250 shares of common stock to a consultant and former director and Chief Executive Officer of the Company, in payment of $161,251 of debt owed to him, 4,233 shares of common stock to an employee of the Company and the son of a consultant, former director and Chief Executive Officer, in payment of $21,167 of debt owed to him, 9,692 shares of common stock to a former employee of the Company and the son of a consultant and former director and Chief Executive Officer, in payment of $48,459 of debt owed to him, and 3,833 shares of common stock to a director and executive officer of the Company, in payment of $19,167 of debt owed to her. Total debt and liabilities satisfied aggregated $250,044.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 10 -  STOCKHOLDERS' EQUITY - Continued

During July 1993, the Company entered into a marketing support agreement with Automated Venue Technologies ("AVT"), whereby AVT assigned a client base to the Company and agreed to assist in promoting the products of the Company, in consideration for the sum of $80,000 to be paid on or before November 15, 1993. On December 7, 1993, the Company entered into a "Termination of Marketing Support Agreement and Stock Issuance Agreement" with AVT. Under the terms of these agreements, the Company issued 24,167 shares of its common stock at $.36 per share, total consideration of $8,700, in settlement for amounts agreed to be owed, an agreement by AVT not to compete with the Company for a period of five
(5) years, and an agreement by one of AVT's partners to provide consulting services to the Company.

SECONDARY PUBLIC OFFERING

During October 1994, the Company completed a secondary public offering of 920,000 units at a price of $5.50 per share. Each unit consisted of one share of common stock and two (2) redeemable warrants. Net proceeds to the Company were $3,906,002, after deducting underwriter's discounts/commissions of $506,000 and offering costs of $647,998.

PREFERRED STOCK ISSUED

In October 1994, the Company issued of 36,364 shares of Series A preferred stock to the two principal shareholders of the Company in satisfaction of $200,000 of debt owed to them by the Company.

1988 INCENTIVE STOCK OPTION PLAN

In 1988, the Company adopted an incentive stock option plan. The number of shares of common stock of the Company that may be awarded is 24,306. The option price per share shall be determined by the option committee, but shall not be less than 100% of the fair market value of the Company's common stock at the time the option is granted. There were no options granted during 1993 and none were outstanding as of December 31, 1993. During 1994, the Company terminated this incentive stock option plan, and a new stock option plan was approved by the Board of Directors (see below).

STOCK OPTIONS

In February 1994, the Board of Directors authorized the establishment of the Company's 1994 Stock Option Plan. The plan permits the grant of options which may be either incentive stock options (ISO's) or non-qualified stock options (NQSO's). The total number of shares of common stock for options which may be granted under the plan may not exceed 58,333 subject to adjustment, as defined. The Stock Option Committee of the Board of Directors is authorized to determine the number of options to be granted, the number of shares which will be subject to any option and the exercise price. However, the exercise price may not be less than 100% of the fair market value of the common stock on the date of grant.

On February 5, 1994, the Board of Directors granted NQSO's to the former Senior Vice President--Chief Technical Officer, Executive Vice President and a marketing consultant to purchase up to 16,667, 12,500, and 12,500 shares, respectively, of the Company's common stock. These options were waived by these individuals effective May 23, 1994.

In June 1994 and October 1994, respectively, the Board of Directors granted 40,000 ISO's to officers and employees and 18,300 NQSO's to employees to purchase shares of the Company's common stock at a price of $1.00 per share for a term of five (5) years. In October 1994, the Board of Directors amended the vesting requirement to be one year of continuous service to the Company, with past service to be counted toward the requirement. Additionally, the Board of Directors granted an ISO to a former employee to purchase 1,000 shares of the Company's common stock at a price equal to the fair market value of the stock on this date (after the secondary offering), exercisable upon the execution of a general release form acceptable to the Company.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 10 -  STOCKHOLDERS' EQUITY - Continued

Information as to shares subject to options is as follows:

                                                   Shares        Price per Share
                                                  --------       ---------------
                                             ISO           NQSO
                                             ---           ----
Options outstanding, January 1, 1994           -             -
Options granted:
  February 1994                           41,667             -            $1.00
  June 1994                               40,000             -            $1.00
  October 1994 (pre secondary offering)        -        18,300            $1.00
  October 1994 (post secondary offering)   1,000             -           $13.00
Options exercised                           (500)       (1,500)           $1.00
Options cancelled                        (45,667)            -            $1.00
                                          ------          ------
Options outstanding, December 31, 1994    36,500          16,800
                                          =======         ======
Exercise price range per share of
 options outstanding at year end           $1.00       $1.00 - 13.00
                                            ====        ============

As of December 31, 1994, 15,500 ISO's and 16,800 NQSO's were exercisable at exercise prices ranging from $1.00 - 13.00.

WARRANTS

In connection with the secondary public offering completed in October 1994, the Company issued 1,840,000 redeemable warrants to purchasers of the Company's common stock. These redeemable warrants were immediately detachable and separately tradable from the common stock with which they were issued. Each redeemable warrant expires on October 16, 1999, and entitles the holder, commencing one year from the effective date of the offering, to purchase one share of the Company's common stock for $5.50, the exercise price. The redeemable warrants are subject to redemption commencing one year after the effective date at a price of $.05 per redeemable warrant subject to the occurrence of certain events, as defined.

Additionally, a warrant to purchase 276,000 shares at $9.08 was granted to the underwriter, exercisable during the four years commencing one year from the closing date of the offering.

In addition to the warrants discussed in Note 7, paragraph 5, the Company granted warrants to purchase 4,167 shares of the Company's common stock at an exercise price of $4.50 per share, which expire on May 20, 1998 and granted warrants to purchase 900 shares of the Company's common stock at an exercise price of $3.75 per share, which expire in July 1997, in connection with financing activities in 1993.

Information as to warrants is as follows:
                                                                     Range of
                                                    Shares       Price per Share
                                                    ------       ---------------
Warrants outstanding, January 1, 1993                    -               -
Warrants granted                                    13,400         $1.80 - 4.50
                                               -----------          -----------

Warrants outstanding, December 31, 1993             13,400         $1.80 - 4.50
Warrants granted                                 2,128,917         $.706 - 9.08
Warrants exercised                                 (21,250)        $       .706
                                               -----------          ------------

Warrants outstanding, December 31, 1994          2,121,067         $3.75 - 9.08
                                                 =========          ===========

As of December 31, 1994, 4,167 warrants were exercisable at an exercise price of $4.50 per share and 900 warrants were exercisable at an exercise price of $3.75 per share.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 10 -  STOCKHOLDERS' EQUITY - Continued

RESERVATION OF COMMON STOCK

At December 31, 1994, the aggregate number of the Company's shares of common stock reserved for issuance upon exercise of options and warrants, when added to the number of outstanding shares of common stock, exceeded the number of authorized shares of 5,000,000. In February 1995, this condition was cured by the underwriter of the Company's public offering agreeing not to exercise its warrants to purchase a total of 276,000 shares of common stock until the Company's authorized number of shares of common stock is increased. Effective February 1995, the Board of Directors has proposed an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 12,000,000. This amendment must be approved by the shareholders of the Company (see Note 13).


NOTE 11 - FOURTH QUARTER ADJUSTMENTS

During October 1994, the Company recorded compensation in the aggregate amount of $450,000 ($.30 per share of common stock) representing the difference between the exercise price and fair value of 125,000 options granted to the President and Chief Executive Officer of the Company and 25,000 options granted to a member of the Company's Board of Directors and former President and Chief Executive Officer of the Company (see Note 13).

During December 1994, the Company recorded a provision for reinstallation work at customer sites in the amount of $281,075 ($.19 per share of common stock).

The above items relate to the fourth quarter of 1994 and did not affect the previous three quarters of 1994.

During the third quarter of 1993, in connection with the marketing support agreement entered into with AVT, the Company recorded revenues of approximately $609,000 and a corresponding equal amount for cost of sales principally for three customers for which AVT had previously provided equipment and services. Such revenues were earned by AVT, and were, in fact, not earned by the Company. An adjustment was recorded to reduce revenues and cost of sales for such amounts.

During 1993, the Company commenced a legal action against one of its customers for collection of amounts due under terms of an agreement for sale of an admission control system. In November 1993, a settlement agreement was entered into between the Company and the customer, resulting in the Company recording bad debt expense in the amount of approximately $337,000 ($.90 per share of common stock).

During October 1993, the Company recorded financing costs and a corresponding obligation to issue common stock in the amount of $300,000, based on a funding agreement with an individual (see Note 10, paragraph 3)($.80 per share of common stock).

During 1993, the Company incurred approximately $125,000 of costs in connection with a private placement offering. As this offering was not successful, these costs were charged to expense in the fourth quarter of 1993 ($.33 per share of common stock).

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 12 - SALES TO MAJOR CUSTOMERS

                                                  Percentage of Net Sales
                                                  -----------------------
                                                   Year ended December 31,
               Customer                        1994                     1993
               --------                        ----                     ----
                  A                                                     42.7%
                  B                                                     17.4%
                  C                                                     10.8%
                  D                          47.9% (1)
                  E                          10.4% (1)

(1) Represents sales in 1994 to foreign customers which aggregated approximately $611,000, including sales to Lasergate Systems Asia-Pacific Pty. Limited of $109,000 (see Note 1). There were no sales to foreign customers in 1993.


NOTE 13 - SUBSEQUENT EVENTS

CHANGE IN CAPITAL STRUCTURE

Effective February 15, 1995, the Board of Directors adopted a resolution to change the Company's capital structure by establishing two additional series of preferred stock -- Series B and Series C. The authorized number of Series B and Series C shares is 230,000 and 350,000, respectively. Such shares contain no voting rights and dividend rates may be fixed by the Board of Directors at its sole discretion. Both series contain specific provisions as to conversion into shares of the Company's common stock, liquidation values and mandatory redemption requirements.

The Board of Directors has proposed an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 20,000,000. The amendment must be approved by the shareholders of the Company.

ACQUISITION OF GIS SYSTEMS LIMITED PARTNERSHIP

On  February   15,  1995,   the  Company   executed  an  agreement  to  purchase
substantially all of the assets of GIS, a company formerly engaged in the business of design, integration, installation and sale of admission control and revenue accounting computer systems and software for the entertainment industry. The Admits Gold, Select-a-Seat and Facility Management System are all products which the Company now offers as a result of the GIS acquisition. The purchase price for the acquisition was valued at $3,700,000 and was based upon the expected revenues of GIS and the competitiveness of its products. The purchase price consisted of 109,333 shares of the Company's common stock, 111,800 shares of the Company's Series B preferred stock, the Company's promissory note in the principal amount of $591,000 (which may be paid by the issuance by the Company of 118,200 shares of Series B preferred stock) and the Company's promissory note in the principal amount of $1,733,335 (which may be paid by the issuance by the Company of 346,667 shares of the Company's Series C preferred stock). In addition, the Company agreed to assume certain liabilities of GIS and loaned GIS $559,000. Two officers formerly associated with GIS, have also agreed to serve as consultants to the Company for terms expiring on January 31, 1996 and August 1, 1995, respectively, for fees of $11,051 and $1,666 per month, respectively. The transaction will be accounted for as a purchase under APB No. 16 and as a result, the operations of the acquired business will be included with the Company's operations from January 1, 1995, the effective date of the Agreement.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1994 and 1993



NOTE 13 - SUBSEQUENT EVENTS - Continued

OPERATING LEASE

In February 1995, the Company entered into an operating lease for its new office facility, as the lease term for the previous office and warehouse facilities expired (see Note 9). The lease term is for the period of March 1, 1995 to April 30, 1999, with annual minimum rent as follows:

                      1995                          $  61,056
                      1996                            116,144
                      1997                            123,748
                      1998                            148,418
                      1999                             50,220
                                                     --------
                                                     $499,586
                                                     ========

NOTE PAYABLE, RELATED PARTY

On February 6, 1995, the Company had additional borrowings of $559,505 representing an unsecured cash advance from two former shareholders under a promissory note due October 1996, at an annual interest rate of 8%.

STOCK OPTION PLAN

On March 7, 1995, the Board of Directors, subject to shareholder approval, adopted amendments to the Company's 1994 stock option plan. The number of shares which may be granted was increased from 58,333 to 600,000 shares. The number of shares granted to any optionee cannot exceed 200,000 in any year. The exercise price of non-qualified stock options granted to employees and consultants cannot be less than 25% of the fair market value of the common stock on the date of the grant. Additionally, outside directors of the Company's Board of Directors will be granted an option to purchase 5,000 shares of common stock for each year of the respective term, with vesting as to 5,000 shares to occur at the beginning of each year of such term.

STOCK OPTION GRANTS

On March 7, 1995, the Board of Directors, authorized the grant of 375,000 non-qualified stock options at an exercise price of $2.00 per share to the Company's President and Chief Executive Officer, in connection with a three (3) year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exercisable since their issuance was not contingent on future services as are the remaining 250,000 options. Accordingly, compensation expense of $375,000, representing the difference between fair value of $5.00 per share (determined by the Board of Directors considering such factors as restrictions, etc.) and the exercise price, has been recorded in the consolidated statement of operations for 1994. In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at December 31, 1994. The balance of the 250,000 options, which are subject to shareholder approval, vest equally (125,000 shares) on October 31, 1995 and 1996. The Company will record additional compensation expense of $375,000 in 1995 and 1996 to correspond with the Chief Executive Officer's period of service.

On March 7, 1995, the Board of Directors granted 25,000 non-qualified stock options to the Company's former President and Chief Executive Officer, in connection with services rendered to the Company in 1994. The exercise price of the options is $2.00 per share and the options are immediately exercisable. Accordingly, compensation expense of $75,000, representing the difference between the fair value of $5.00 per share (determined by the Board of Directors) and the exercise price, has been recorded in the consolidated statement of operations for 1994. In addition, a corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet at December 31, 1994.

On March 7, 1995, the Board of Directors granted 30,000 non-qualified stock options at an exercise price of $5.00 per share to each of three of the Company's senior executives for services to be rendered in 1995-1998.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        LASERGATE SYSTEMS, INC.



                                        By:/s/ JACQUELINE E. SOECHTIG
                                          ---------------------------
                                          Jacqueline E. Soechtig
                                          President and Chief Executive Officer

Dated:   November 16, 1995