Form 10KSB
period 1995-12-31
LASERGATE SYSTEMS INC
filed 1996-04-15
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _____________

                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
               -------------------------------------------------
              (Exact name of small business issuer in its charter)

            FLORIDA                                             59-2543206
- ----------------------------------                         -------------------
 (State or other jurisdiction                                (I.R.S.Employer
 of incorporation or organization)                         Identification No.)

28050 U.S. 19 NORTH, SUITE 502, CLEARWATER, FLORIDA                34621
- ---------------------------------------------------               -------
    (Address of principal executive office)                      (Zip Code)


Issuer's telephone number:       (813) 725-0882
                                 --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.03 PAR VALUE
                        ---------------------------------
                                (Title of Class)

                               REDEEMABLE WARRANTS
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X          No
   ---            ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $2,835,206.

At March 31, 1996, 4,798,492 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (4,777,992 shares) was $7,614,925.

- -------------------
Documents incorporated by reference: Proxy Statement for the Company's 1996 Annual Meeting of Shareholders Incorporated by Reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Lasergate Systems, Inc. (the "Company") is a corporation that was organized under the laws of the State of Florida in 1985. The Company is an integrator and provider of admission control and revenue accounting systems worldwide.

GENERAL

     The Company is engaged in the development, assembly, marketing, servicing and installation of admission control and revenue accounting systems for general admission and reserve seating at entertainment events. The systems can be used primarily at amusement parks, theme parks, water parks, night clubs and other public facilities including state, county and local fairs, theaters, professional and university athletic and multi-purpose arenas, movie theaters, aquariums, race tracks, museums, zoos, casinos, ski resorts and golf courses.

     The Company has developed two versions of the general admission ticketing product called "Admits Gold" and "Admits Platinum." Each system provides computerized point-of-sale general admission tickets, including timed admission tickets and/or wristband tickets for amusement and water parks. Admits Gold is generally marketed to smaller facilities with ten or less points of sale. Admits Platinum is marketed to facilities with more than ten points of sale.

     The Company's reserved seating ticketing product, "Select-a-Seat," allows the customer to ticket and assigns individual seats for a particular performance or for a series of performances. The Select-a-Seat System controls individual box office ticket sales and optionally has the capability of taking telephone and mail order reservations, group reservations, remote outlet sales and season subscription sales.

     The Company's admission control system, known as "Gatepas", employs various applications of laser scanning bar code technology to automate and verify admission to attractions and provide revenue control and accountability. Gatepas reduces fraud inherent in situations involving cash transactions when proper controls are not implemented. Gatepas creates a detailed record and permits individual charges for both overall facility admission and access to each of the facility's attractions or events. This is an optional system that can be purchased to be used in conjunction with the Admits Platinum system.

     The Company markets the Passmaker Video ID System in conjunction with the Admits Platinum product, that can be used to issue on-the spot personalized credentials for season passes, membership cards, and employee cards. Producing a personalized credential involves bringing together information, a photo image, a bar code, and some fixed text onto a medium for tamper proof, durable use by a customer, employee, or member.

     A computer software system option for any of the ticketing systems can include on-line credit card authorizations allowing a report writer and the ability to sell a ticket with as few as two key strokes.

     The Company has installed various configurations of Gatepas and/or Admits Gold or Admits Platinum in over 200 facilities including:

     *    SUN VALLEY, Sun Valley, Idaho
     *    WORLD OF COCA COLA, Atlanta, Georgia
     *    SNOWBIRD, Snowbird, Utah
     * HOUSE OF BLUES, a night club chain in Los Angeles, California, New Orleans, Louisiana and Cambridge, Massachusetts
     *    THE FLORIDA AQUARIUM, Tampa, Florida
     *    THE GUGGENHEIM MUSEUM, New York, New York
     *    SUNDAY RIVER, Bethel, Maine
     *    STEAMBOAT SPRINGS SKI RESORT, Steamboat Springs, Colorado
     *    THE BASKETBALL HALL OF FAME, Springfield, Massachusetts
     *    ROCK N ROLL HALL OF FAME, Cleveland, Ohio

     The Company's Select-a-Seat system is used in over 80 installations including:

     *    CARNEGIE HALL, New York, New York
     *    BOSTON RED SOX, Boston, Massachusetts
     *    MGM GRAND HOTEL, Las Vegas, Nevada
     *    ROYAL ONTARIO MUSEUM, Toronto, Ontario, Canada
     *    ABBEY THEATRE, Dublin, Ireland

     Current installations of the Company's systems vary from those which provide for simple admissions tickets allowing access by patrons to a park or stadium, to those which provide for more complex arrangements such as tickets with decrementing value (the point or monetary value of the ticket decreases with each use) which permit limited access to individual events and attractions within a park or which specify a particular seat attributed to each ticket. Certain of the Company's products identify tickets with a bar code, consisting of a series of lines or bars. As an example, bar code technology is commonly used to identify consumer products for checkout at supermarkets. Individually bar-coded tickets are printed by both Admits Gold and Admits Platinum. Relevant data concerning the remaining value and restrictions of the ticket are available from Gatepas each time the bar code is read and processed. Bar code technology differs from magnetic stripe technology. Generally magnetic stripe technology encodes information in a magnetic strip which is part of a ticket. With bar codes, no information is actually contained in the bar code, but is held by Gatepas in individual records identified by the unique bar code. The bar code is scanned by a laser scanner. If the bar code is valid, to permit access Gatepas releases a turnstile. This validation process, in conjunction with the Company's proprietary processing and storage features, permits the combination of Gatepas and Admits Platinum and the combination of a third party scanning product with Admits Gold to utilize numerous ticket printing point-of-sale stations and turnstiles to process simultaneous information at each location. Gatepas and Admits Platinum can be configured to accommodate facilities of most any size.

ADMITS GOLD AND ADMITS PLATINUM

     The Company's Admits computer software systems provides general admission ticketing for facilities that desire the flexibility of offering tickets that can be printed for a variety of applications, with and without bar codes. It ranges from simple entry fees to timed admission and tickets of decrementing value.

     ADMITS GOLD. Admits Gold is particularly well-suited for use by smaller facilities with one to ten selling stations. The computer program is installed on a personal computer with an MS-DOS operating system.

     ADMITS PLATINUM AND GATEPAS. The Company has combined the laser-scanning capabilities of Gatepas with the general admission ticketing software of Admits Platinum to create a comprehensive admission system that is flexible enough to meet a variety of customer needs. Admits Platinum is better-suited than Admits Gold for larger applications, such as ski resorts and large amuse ment parks, in which numerous ticketing stations are required. Operating on a personal computer workstation with a UNIX host, Admits Platinum can include, in addition to the ticketing issuance capabilities of Admits Gold, point-of-sale software for gift shops and concession stands as well as a link to Gatepas for bar code scanner and turnstile features. The Admits Platinum software, although not protected by a registered copyright, is deemed by the Company to be proprietary, and the Company relies upon a combination of contract and trade secret laws to protect its proprietary interest in such software. See "Intellectual Property." It is the Company's belief that this comprehensive system provides the Company with an advantage over its competitors by providing customers with a variety of functions which can be customized to the needs of an installation. The system competes on the basis of its reputation in the market, based on the number and quality of its installed sites. In the Admits Platinum and Gatepas systems, each ticket is given a unique bar code that, when processed, identifies the conditions under which it can be used, the remaining value of that ticket and the time, place and frequency of admission. As a ticket passes a laser scanner, the bar codes are scanned, allowing Gatepas to simultaneously release the turnstile or perform another function while reducing the value of the ticket. This system may accommodate millions of active tickets in use and thousands of different ticket types, varying from tickets that admit holders during specified hours, during specified days or that are issuable for children, adults, senior citizens or other special categories.

     Unlike other forms of admission control which can be subject to tampering, Gatepas maintains the records for each ticket holder on the system computer and only recognizes those tickets produced by Admits Platinum. This makes counterfeiting nearly impossible and discourages ticket holders from manipulating the value of their ticket. While competitors offer systems which supply many of the same features as Admits Platinum and Gatepas, the Company believes that the large number of features and flexibility of its systems gives the Company a competitive advantage in marketing its products. See "Competition."

     The Company continues its success with respect to the installation of Admits Platinum in the ski area market. The system provides for fast lift ticketing and season pass production in addition to mobile scanning at lift entry areas. Recent installations include Snowbird in Snowbird, Utah and Sunday River in Bethel, Maine.

     This combined admission control system utilizes the following basic components:

     TICKET. A bar-coded ticket is printed at one of several locations. Since the bar code is ink on paper and is printed by a standard thermal or laser printer, it cannot be demagnetized (unlike magnetic tickets) and will generally remain valid even if the ticket is folded or mutilated. The system can be augmented to provide season passes with photographic identification cards as well as group ticketing and reservation applications to print numerous tickets simultaneously for sales through brokers or to groups.

     ATTENDED AND AUTOMATED POINT OF SALE TERMINALS. Tickets can be sold either by an attendant with a point-of-sale terminal, which includes a cash drawer, a terminal to select the ticket type and ticket printer, or by an automated point-of-sale terminal. As a ticket is printed, a computer record is made of the bar code, the type of ticket sold, its cost and the type of payment. These can be reconciled later against the funds collected by a ticket attendant. The terminal can also be operated to request patron survey information.

     An automated point-of-sale terminal menu is much like a bank ATM. The patron answers questions about the type of ticket desired on a touch screen, inserts cash and the terminal can print the ticket. Both the automated and attended point-of-sale terminal have the capability of directly communicating with credit card companies to check the patron's credit and make the appropriate charge. Accountability for cash receipts occurs by tracking and reporting all cash and other collections and the subsequent use of the ticket issued. Each transaction and entry updates the record for each bar code.

     SCANNER. The scanners provided by Gatepas can be directly linked to Admits Platinum software to read bar-coded tickets produced by the Admits Platinum software.

     PRICE. The price for the Admits Platinum or the Admits Gold System varies widely, ranging from approximately $30,000 to $750,000, depending on the complexity of the system desired, the kinds of additional features added to the system, and the number of people expected to use the system, which affects the number of entry points and the equipment required. To date, most of the Admits Platinum systems the Company has installed were purchased for prices ranging from approximately $50,000 to $250,000. The price for the Admits Gold System also varies depending on generally the same factors as Admits Platinum. However, as this product is specifically targeted to the lower end of the market the price range is generally under $100,000.

     ADMITS FEATURES. Both Admits systems are easily adapted to allow a facility to meet any ticketing requirements. Applications range from ticketing for simple general admission to a facility to more complex ticketing, such as season passes, tickets which admit the holder to certain or all rides and/or areas of the park and discount tickets which may only be used at certain times of the day or on certain days. Both Admits systems are menu driven, allowing individuals without computer skills to operate them. The Systems are also flexible, allowing facility personnel to modify the charge (i.e., apply a coupon or a discount, give consideration to the age of the ticket holder, etc.) to the ticket holder for a given ride or attraction. A ticket or card can be printed at one of several locations and can include the name of the facility (including a logo, if desired). The type of ticket and any other information specified by the facility may also be included. Tickets can be designed in the form of paper tickets for single day use, laminated plastic cards with photographs for season pass use, or wristbands for use by children or in water parks.

     Facilities are able to utilize the ability of the Admits systems to generate a wide variety of ticket types and to easily change the value of a ticket-type to enhance revenues. For example, an amusement park can lower the points needed to enter an attraction during low-usage periods to equalize patron traffic and generate more revenue during low-use time periods. Similarly, a park can offer commercial sponsorship for various attractions during specific time periods, attracting advertising income. The system's flexibility permits numerous variations of ticketing strategies to encourage facility attendance and increase usage.

     Admits Gold and Admits Platinum are comprehensive computer software systems. Each can be purchased separately for inclusion in a facility's existing computer system or, more typically, with a number of additional optional hardware or software components with which the Company can integrate at the customer's request. Such additional hardware items may include ticket printers, cash drawers, personal computers, customer display devices and attended or automated point of sale terminals. What the Company believes to be the proprietary nature of the Admits systems is a result of the inter-relationship of these components and the increased number of functions that this relationship provides, as well as the software which links them, rather than the components themselves. Additional software systems could include, but are not limited to, credit card processing, season pass capability, fundraising, and access control.

SELECT-A-SEAT

     The Company entered the reserve seating market in February 1995 with the purchase of GIS Systems Limited Partnership (referred to herein as "GIS". See "Recent Acquisitions."). The Company's reserve seating software system is called "Select-a-Seat". Select-a-Seat software controls reserve seating as well as general admission ticket sales and can be purchased with the capability of taking telephone and mail order reservations, group reservations, remote outlet sales and season subscription sales. These capabilities make it particularly well-suited for concerts, sporting arenas and theaters. Depending upon the availability of storage area on the hardware, the Select-a-Seat software system can store a perpetual data base of ticket buyers, allowing system users to enhance their marketing abilities by having easy access to the name, ticket purchase history, payment history and demographic information such as age, performance preference and source of sale for its customer base. This flexibility allows facilities to use Select-a-Seat to computerize their box office management, reservation and event marketing in one system, without reliance on outside ticket vendor services.

     The Select-a-Seat system is installed in over 80 customer sites servicing over 200 facilities worldwide, including the United States, Canada, Australia, Singapore and Ireland. The software system can be used in venues ranging from a one-selling station system to potentially an unlimited number of selling stations. However, historically, most of our customer base typically have between 25 - 150 selling stations. What the Company believes to be the proprietary nature of Select-a-Seat is the interrelationship of the terminals with the software which links them, rather than the terminals themselves. The software can be used for distribution and control of admission tickets for theaters, professional and university athletic and multi-purpose arenas, race tracks, theme parks, museums and zoos.

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

     Select-a-Seat systems have been sold to entrepreneurs and governmental agencies who have established regional or city-wide ticket distribution networks as an alternative to the national ticketing providers such as TicketMaster. With Select-a-Seat, a facility can control its own ticket inventory, maintain reasonable ticketing service charges and retain ticketing service charge revenue. By retaining the per-ticket service income, many organizations purchase Select-a-Seat for use as a source of revenue generation.

     MARKETING. In addition to ticket and revenue control functions, Select-a-Seat can be used to store various characteristics of each individual patron, such as car parking preferences, novelty purchases made, performance preferences and past responses to various forms of advertising. These characteristics, combined with demographic and biographic data, give system owners a powerful tool for direct mailings.

     Select-a-Seat offers features specifically designed to meet the needs of various market niches such as performing arts venues, large stadiums, city-wide ticket bureaus and professional sports teams.

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

     The Company's technology, through its admission and access control systems, reduces fraud and labor costs while enhancing accountability and profitability. Within the United States alone, the entertainment and recreation industry encompass tens of thousands of facilities adaptable to the Company's systems. Included are family entertainment centers, fairgrounds, stadiums, water parks, amusement parks, arenas, zoos, aquariums, museums, ice skating facilities, movie theaters and convention centers.

     Use of bar codes permits Gatepas scanning equipment or radio frequency hand-held scanners to closely monitor general attendance at both amusement/theme park facilities as well as ski resorts. By recognizing tickets with valid bar codes, these scanning devices reduce the possibility of admission from counterfeit tickets. Bar-coded tickets cannot be successfully altered by the holder to defeat the system and are more durable than the fragile magnetic strips.

     FEATURES. The Company's Gatepas system integrates the scanning technology of bar codes with scanners placed in turnstiles, and hand-held or stationary readers. The Company believes the proprietary nature of Gatepas is the interrelationship of the components, as well as the software which links them, rather than the components themselves. To gain entry to a facility or an individual attraction, the bar code on the card or ticket is scanned by a laser scanner located at the point of entry. The ticket can be scanned in any direction by the ticket holder. After it is processed, if the ticket is valid, Gatepas responds with an audible signal and, if desired, opens a turnstile. If the ticket holder does not pass through the turnstile, the ticket retains its prior value. In facilities where tickets decrease in value as used, display devices may be placed throughout the facility to simply read the ticket value so that a holder can determine the remaining value of a ticket. Signs are generally posted indicating the location of point value for individual events.

     Facility personnel can thus access a statistical summary of cash receipts, attendance and other statistical information about admissions as it is occurring. The computer can be programmed to generate a summary of the day's activity, including the cash and credit card transactions, the number of patrons entering the facility and individual attractions and other statistical information. Such data, along with summary weekly, monthly or annual data, assists facilities in managing their business and can highlight irregularities in ticket collections.

     SOFTWARE AND COMPUTERS. The Company holds a federal registered copyright, granted in 1987, on its gate-control software included in the Gatepas system,. The Gatepas system was designed and developed by the Company. This copyright affords the Company the protection of the federal copyright laws until the year 2062. The Company has introduced an upgrade to its ticketing and reporting software based on software acquired when the Company purchased Delta and GIS. The software upgrade is not protected by a registered copyright; however, the Company deems it proprietary and relies upon a combination of contract, copyright and trade secret laws to protect its proprietary interest in the upgraded software. See "Intellectual Property."

FACILITY MANAGEMENT SYSTEM

     Through its acquisition of GIS (see "Recent Acquisitions"), the Company commenced marketing of the Facility Management System, a relational database software application, the proprietary rights to which are owned by a third party. This system is designed to manage functions and events for a public or private facility. The Facility Management System is the combination of booking and scheduling software with industry standard office automation products, such as word processing systems. The system operates using standard IBM-compatible personal computers and the MicroSoft Windows (TM) computer program. The Company sales of these systems are covered by an agreement with the third party owner of the software. This software is sold alone or along with various optional hardware such as personal computers, printers and other related equipment. Since August of 1995 this product has not been a primary focus of the Company's sales force, nor does the Company expect it to account for meaningful revenue in 1996.

RESORT MANAGEMENT SYSTEM

     The Company acquired a Resort Management System in December 1994 upon its acquisition of Delta Information Services, Inc. (Referred to herein as "Delta." See "Recent Acquisitions."). The Resort Management System is a computer software system that provides a resort with the ability to manage golf tee time and tennis reservations, pro shop sales, group services, membership, concession stand sales and restaurant management. The system uses distributed processing technology which allows each point-of-sale station to perform sales and reservation functions throughout the facility, including administering reservations, ticket sales, room service, dining, gift shop and group services. The system integrates with off-the-shelf inventory control and accounting software to offer a complete software package for a resort. This product has not been a primary focus of the Company's sales force, nor does the Company expect it to account for meaningful revenue in 1996.

PRODUCT SERVICING AND ADMINISTRATION

     The Company has developed a number of common procedures for producing and servicing each of its products.

     ASSEMBLY AND TESTING. The Company purchases components for its systems, such as the computer equipment and circuit boards, turnstiles, metal housings, laser scanners and ticket printers from a variety of sources and assembles and integrates critical components with its proprietary software. Many of the components are enhanced by off-the-shelf hardware readily available from numerous sources. However, all subsections and unique operating environments are fully integrated and all Company software is tested to ensure proper operation and delivery of the highest quality product possible.

     INSTALLATION AND TRAINING. The Company's technicians install each of the Company's systems, providing any customization required and overseeing the placement of all equipment. The purchaser is responsible for installation of standard telephone-type cabling to link each component to the central computer. Low-voltage cables are dedicated to the system and are not expensive or difficult to install. This cabling method allows both new and existing purchasers to easily install the Company's systems and allows existing installations to expand their existing systems as their business grows. The Company also provides interfaces into various local area networks (LANs) and fiber-optics systems.

     The Company provides initial training for the administrators of each system at each installation and provides a user manual. The Company offers training of facility personnel; however, the Company has not historically engaged any of the personnel at the supervisory level and relies upon these individuals to train the end users who operate the Company's system within the customer's environment. Additional training is available either at the installation site or the Company's headquarters at the option and expense of the purchaser.

     WARRANTY MAINTENANCE AND SERVICING. The Company had historically offered a three-month warranty for its products. After the end of the warranty period, the Company had offered its customers a maintenance and servicing contract for an annual fee. However, both companies recently acquired by the Company (see "Recent Acquisitions"), Delta and GIS, had historically offered a one-year warranty period followed also by a maintenance and service contract. The Company continued the one-year warranty practice throughout 1995. Effective June 1, 1996, the Company wil most likely return to its original practice of a 90-day warranty period. The Company contract provides for telephone response to calls for assistance during certain business hours and days, or available around the clock, seven days a week for certain additional charges, standard updates to the system purchased, user guides and repair or replacement (at customer expense) of hardware components. The Company's engineering staff is able to diagnose and correct most problems through computer link-up from the Company's headquarters to each site. If more extensive modifications are required or if a facility requires training for additional personnel, Company personnel will make additional site visits for a fee. Approximately 11% of the Company's revenue for the year ended December 31, 1995 was generated by maintenance and servicing fees.

     In early 1995, the Company intended to install the "Admits Platinum" product at all of the original "Lasergate" product sites. The Company had reserved $281,000 as of December 31, 1994, for the conversions. However, the Company was ultimately able to enhance the Lasergate product at many of these sites which made reinstallation unnecessary. As a result, only $21,400 was spent in 1995 for required conversions. The remaining Lasergate sites present upgrade opportunities in 1996 and $57,000 has been reserved to accomplish the upgrades.

     In 1996, the Company intends to enhance several of the original Delta and GIS sites and has reserved $240,000 to accomplish this. While these enhancements are likely to result in future product and service revenues, no absolute assurance can be given at this time.

RESEARCH AND DEVELOPMENT

     The Company's engineers are engaged in developing enhancements and applications for the Company's technology. Such applications are intended to create new markets for the Company's products and to develop new products to compete more effectively. The Company's technical staff will concentrate their efforts on completing the technology necessary for such new installations, although there can be no assurance that the Company will be able to develop or market such new products or applications. The Company has expended $585,348 and $345,379 during fiscal years 1995 and 1994, respectively, on research and development. Included is research and development conducted by Delta and GIS prior to their acquisitions by the Company. See "Recent Acquisitions."

MARKETING

     The Company currently markets its Admits Platinum, Admits Gold and Select-a-Seat products through its direct sales staff. Marketing is accomplished by several avenues; participation in industry trade shows, targeted direct mail campaigns, advertising in trade periodicals, direct sales and joint sales efforts to specific accounts with certain other vendors. The Company plans to market the Admits Gold product through a reseller channel of distribution by the end of 1996, potentially supplementing revenues in 1997. The Company is also planning to augment its direct sales staff with a telemarketing staff, specifically seeking additional business from current customers. The telemarketing staff may also be able to generate new sales leads for both the direct sales staff and reseller channels.

     The Company believes that certain of its prior customers using one or more of the Company's products may currently have or may soon develop a need for additional products offered by the Company. Therefore, in addition to seeking new customers and new markets for its products, the Company intends to market its full product line to its existing customer base through targeted direct mail campaigns and telemarketing.

     The Company has also recently aligned itself with certain partners in related industry sales and has successfully secured sales contracts in the process. The Company does not have exclusive arrangements with any vendors with whom the Company has from time-to-time partnered, however, as these arrangements have been mutually beneficial in the past, the Company intends to further pursue this "partner selling" option.

     The Company has primarily concentrated its marketing on the domestic amusement park and entertainment industries, ski resorts and stadiums/multi-purpose arenas. The Company intends to expand the market for Admits Gold, by targeting zoos, aquariums, museums, movie theaters, ice rinks, high schools and religious organizations. The Company also intends to expand the market for all its products through the presentation of alternative financing options. One method allows a customer to acquire a system on a per-ticket-charge basis, eliminating the up-front capital costs normally associated with a purchase. The Company would derive its revenue under such a program from either fees charged based on the number of tickets sold or the number of uses for each ticket.

CUSTOMERS

     Through March 31, 1996, the Company (including the Delta company and the GIS company) had installed over 220 general admission systems, and over 80 Select-a-Seat systems. Listed below is one example of each type of installation:

     CARNEGIE HALL, NEW YORK, NEW YORK. SELECT-A-SEAT was installed in Carnegie Hall in 1985. There are over 35 users of this system that sells tickets to all concert performances, taking telephone reservations and processing season subscription ticket sales;

     ROCK N ROLL HALL OF FAME, CLEVELAND, OHIO. The ADMITS GOLD SYSTEM installed at the Rock n Roll Hall of Fame includes 10 point-of-sale ticketing stations and provides for automated scanning and access control. The system has been operating since opening day in September, 1995 and has processed over 1,000,000 tickets;

     SNOWBIRD SKI RESORT, SNOWBIRD, UTAH. The ADMITS PLATINUM SYSTEM at Snowbird Ski Resort includes 15 point-of-sale stations for lift ticket sales, and 3 video imaging stations for season pass sales. The system was installed in 1995 and has processed over 300,000 skier visits annually;

     THE FLORIDA AQUARIUM, TAMPA, FLORIDA. The Company, in April 1995, installed its GATEPAS and ADMITS PLATINUM SYSTEMS in The Florida Aquarium. The systems provide for a computerized point-of-sale ticketing system and laser scanning bar code technology to automate and verify admission and access to the facility. The systems have sold and scanned approximately 1,200,000 tickets since its Grand Opening.

     Due to the length of time it takes for the Company to purchase, customize and install certain of its products, there may occasionally be a significant backlog of orders for equipment. As of December 31, 1995 and December 31, 1994, the Company's backlog was $1,190,000 and $200,000, respectively. The backlog represented sales to numerous sites with purchase prices ranging from approximately $2,000 to over $350,000. However, unlike the situation in 1994 wherein one customer represented over 48% of the year's revenue, no one customer in 1995 represented more than 10% of the Company's sales.

COMPETITION

     The Company faces competition from different sources with respect to each of its products. The Company is unaware of any one competitive source with the capabilities to supply the number of different admission and ticketing products which the Company offers. The Company believes it has a competitive advantage over any other single company due to the Company's ability to satisfy a great variety of software or hardware requirements a customer might have with respect to ticketing, access control and reserve seating.

     ADMITS. There are several companies in the United States offering basic computerized ticketing capabilities which are similar to those the Company offers through its Admits Gold and Admits Platinum systems. They include, among others, PACER CATS, and GATEWAY TICKETING SYSTEMS(TM). While those firms have automated ticketing programs similar to that of the Company, and many of them have resources substantially greater than those of the Company, the Company believes Admits competes effectively with these companies on the basis of pricing and ease of installation, use and maintenance.

     SELECT-A-SEAT. The Company's Select-a-Seat reserve seating system competes against companies such as TICKETMASTER, INC., SELECT TICKETING SYSTEMS and PROLOGUE SYSTEMS INC. Many of those companies have resources substantially greater than the Company. The Company believes, however, that it competes effectively both in pricing and over all functionality of its Select-a-Seat system and that the Company has a competitive advantage in that the Select-a-Seat software will operate with a wide variety of hardware products which a customer might already own. The computerized reserved seat ticket industry has historically been dominated by two national ticketing companies, Ticketron, Inc. and TicketMaster, Inc. Ticketron, Inc. was acquired by TicketMaster, Inc., leaving only one national ticketing company, TicketMaster, Inc. TicketMaster, Inc. leases their equipment and software to arenas, stadiums and theaters and establishes remote sales locations and telephone reservations centers to sell tickets. Ticket buyers pay a service charge to TicketMaster, Inc. for their services. Service charges can range from $1.50 per ticket to over $10.00 per ticket. The Company's Select-a-Seat system, as an alternative to the national ticketing companies, allows facilities to control their own ticket inventory, maintaining lower ticketing service charges and retaining ticketing service charge revenue. When organizations purchase Select-a-Seat, all tickets sold over the telephone, the Internet, or at remote sales locations can carry a per-ticket service charge which the owner of the system retains. Therefore, many organizations purchase Select-a-Seat as a source of revenue. For a discussion of Select-a-Seat, see the information included under the caption "Select-a-Seat" above.

     GATEPAS. The primary competing technology for the Company's Gatepas system is magnetic strips, such as those located on the back of most credit cards and many forms of paper tickets as well as various forms of bar code readers. The Company's primary competitor for its Gatepas system is Data Service Company of America, Inc. which offers access control by allowing users to swipe their bar-coded ticket through a slot reader. The Company believes Gatepas competes effectively with Data Service Company of America, Inc.

     GENERAL. The Company generally enters into non-disclosure agreements related to its proprietary technologies and trade secrets with its employees and with those companies and individuals with whom it has contractual agreements.

PRODUCTION AND SUPPLIERS

     The Company produces each of its systems by enhancing, integrating and assembling various components readily available from numerous suppliers. A few components, such as metal housing and circuit boards are specially manufactured for the Company to its specifications and ordered from one of numerous suppliers. The Company's major suppliers of such components are BOCA Systems, Inc., Alvarado Corporation, Indiana Cash Drawer Corporation, Jetstar, Inc., Arco Distributors, Inc., American Microsystems, Inc., Digital Equipment Corporation and Data General. The other products the Company offers are primarily software. Any hardware the Company may supply to a customer will generally be purchased from one of the suppliers listed above or others that make substantially similar products.

     The Company assembles and tests its software at its headquarters and installs it along with appropriate hardware on-site for its various customers.

PERSONNEL

     Effective January 1, 1996 the Company entered into an agreement with a firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, dismiss, set pay rates and supervise the employees. Among other advantages, the new arrangement enables the Company to reduce its administrative and benefit costs relating to employees.

     As of December 31, 1995, the Company employed 27 individuals, including 4 in management, 14 in engineering and customer support, 3 in direct sales and 6 support staff personnel. The Company also retained 15 individuals who serve as consultants or temporary independent contractors and who provide expertise in the areas of management, sales and marketing, and software programming.

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

INTELLECTUAL PROPERTY

     The Company holds a registered copyright, granted in 1987, for the software included in Gatepas. This copyright affords the Company the protection of the federal copyright laws against the unauthorized use and reproduction of the Gatepas software until the year 2062. The Company believes that its copyrighted software for interfacing bar codes, omnidirectional laser scanners, and related computer and system components provides the Company with a competitive advantage. Through acquisition of GIS, the Company acquired a registered trademark in the name "Select-a-Seat" and a registered federal copyright in the software comprising the Select-a-Seat system. The copyright affords the Company the protection until the year 2066. The Company believes the trademark and copyrighted software provides the Company with a competitive advantage.

     The Company regards certain features of its internal operations, software and documentation as proprietary. The Company relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company enters into confidentiality agreements with each of its employees and customers and, where appropriate, with certain vendors, in which each party agrees not to use the Company's proprietary intellectual property for purposes other than those for the benefit of the Company. In addition, the Company safeguards its technology through security measures such as passwords and codes. Policing unauthorized use of the Company's information and technology is difficult, and there can be no assurance that these safeguard measures will be successful or that the Company will have the financial resources necessary to enforce its proprietary rights. Trade secret laws in the computer technology area are rapidly developing and, should the Company's proprietary products be appropriated it may seek to enforce its rights.

     While the Company's competitiveness may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant competitive factors than the know-how, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. While competitors may be able to develop software products with similar capabilities, the Company believes that a competitor would have to devote substantial resources to develop products that can compete effectively with the Company's products. Accordingly, although the Company deems its proprietary interest in its trademarks and copyrights to be important, it does not believe that its failure or inability to protect that interest would have a material adverse effect on its business. The competitive advantage derived from the technology involved in each of Admits, Select-a-Seat and Gatepas is a result of the inter-relationships of these components and the variety of features that they are able to provide when integrated and the software which links them, rather than the individual components themselves.

     The Company intends to apply for patents to protect its product enhancements as they are developed. There can be no assurance that patents will be obtained or that they will afford sufficient protection for the Company's products. In addition, the Company may not have the resources necessary to enforce its rights with respect to any of its copyrights, trade secrets or prospective patents.

RECENT ACQUISITIONS

     On December 23, 1994, the Company, through a wholly-owned subsidiary, purchased all of the outstanding capital stock of Delta, a former supplier of revenue control and ticketing systems targeted primarily for the ski industry and other family entertainment facilities. Delta was purchased from James Potter, Marion Audrey Potter and Derek Betty (the "Sellers"). The purchase price for the acquisition was valued at $1,200,000 and included a cash payment of $500,000 and a promissory note which was converted into 100,000 shares of the Company's common stock (the "Shares"). The Sellers were granted certain registration rights for two years with respect to the Shares and a put option to sell to the Company up to 10,000 of the Shares at $7.00 per share each year for the next three years. Additionally, James Potter, one of the Sellers, agreed to act as a consultant to the Company for one year for a fee of $70,000. These services were rendered in 1995 and the consultant contract expired in December, 1995. The Company currently offers the Delta product under the name of "Admits Platinum" as a product alone alone and in combination with the Gatepas product.

     On February 15, 1995, the Company purchased substantially all of the assets of GIS, a company formerly engaged in the business of design, integration, installation and sale of admission control and revenue accounting computer systems for the entertainment industry. The Admits Gold, Select-a-Seat and Facility Management System are all products which the Company now offers. The purchase price for the acquisition was valued at $3,700,000 and was based upon the expected revenues of GIS and the competitiveness of its products. The purchase price consisted of 109,333 shares of the Company's common stock, 111,800 shares of the Company's Series B Preferred Stock, the Company's promissory note in the principal amount of $591,000 and the Company's promissory note in the principal amount of $1,733,335. In addition, the Company agreed to assume certain liabilities of GIS and loaned GIS $559,000. Fred Maglione and Nicholas Flaskay, both formerly associated with GIS, also agreed to serve as consultants to the Company for terms which have since expired for fees of $11,051 and $1,666 per month, respectively. On March 11, 1996, the Company restructured its arrangement with GIS whereby in exchange for a payment of $1,550,000, the 109,333 shares of common stock were redeemed and the two promissory notes held by GIS for $591,000 and $1,733,335, were canceled. In addition, the $559,000 loan from the Company to GIS was extinguished by the return to the Company of the shares of Series B Preferred Stock. This March 11 agreement was successfully executed on April 12, 1996.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases approximately 10,760 square feet of office space in Clearwater, Florida. The lease expires on April 30, 1999. The Company has the right under its written lease agreement to one five-year renewal of the lease at prevailing market rates. The Company also has a right of first refusal for additional office space in the same building as space becomes available. From February 1996 through February 1997, the rent payable will be approximately $10,000 per month each month.

ITEM 3.  LEGAL PROCEEDINGS

     The Company's founder and former President and Chief Executive Officer, Donald Turner, has commenced an action against the Company in a Florida state court. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes Mr. Turner's suit is without merit and intends to continue vigorously defending the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on December 21, 1995, stockholders voted on proposals to (i) elect five directors to a classified Board of Directors, (ii) amend its Articles of Incorporation to increase the number of authorized shares of Common Stock, $.03 par value, from 5,000,000 to 20,000,000, (iii) approve amendments to its 1994 Stock Option Plan (the "Plan"), and (iv) approve the grant of 250,000 stock options to its Chief Executive Officer. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

     All five nominees for directors were elected with the following persons receiving the votes shown beside their names below. Each Class I Director was elected for a one year term, the Class II Director was elected for a two year term and each Class III director was elected for a three year term.


NAME                         CLASS        FOR              WITHHELD
- ----                         -----        ---              --------
Jacqueline E. Soechtig       III          2,726,595        236,833
Stewart L. Krug              I            2,785,008        178,420
Timothy Mahoney              I            2,780,949        182,479
Frank W. Swacker             III          2,723,967        239,461
Lawrence W. Umstandter       II           2,726,997        236,431

     The proposal to amend its Articles of Incorporation to increase the number of authorized shares of Common Stock was approved by the following vote:

                                                   BROKER NON-VOTES
  SHARES VOTED FOR      SHARES VOTED AGAINST       AND SHARES ABSTAINING
  ----------------      --------------------       ---------------------
1,871,373     66.3%     1,063,047      35.9%        22,816           .8%

     The proposal to amend the Plan so as to increase the number of options which could be granted under the Plan to 600,000 was rejected by the following vote:

                                                   BROKER NON-VOTES
  SHARES VOTED FOR      SHARES VOTED AGAINST       AND SHARES ABSTAINING
  ----------------      --------------------       ---------------------
865,177      41.7 %     1,174,368       56.6%       33,853           .2%

     The proposal to amend the Plan so as to limit the number of shares that may be subject to options granted to any one employee in any fiscal year to 200,000 to comply with Section 162(m) of the Internal revenue Code was adopted by the following vote:

                                                   BROKER NON-VOTES
  SHARES VOTED FOR      SHARES VOTED AGAINST       AND SHARES ABSTAINING
  ----------------      --------------------       ---------------------
2,315,649    78.5%      588,124        19.9%          45,255        1.5%

     The proposal to amend the Plan so as to allow non-qualified stock options to be granted with an exercise price no less than 25% of the fair market value of the Common Stock on the date of grant was adopted by the following vote:

                                                   BROKER NON-VOTES
  SHARES VOTED FOR      SHARES VOTED AGAINST       AND SHARES ABSTAINING
  ----------------      --------------------       ---------------------
1,810,602    61.4%      1,015,133      34.4%         121,296        4.1%

     The proposal to amend the Plan so as to provide that upon the initial election and upon each reelection as a director, outside directors will receive an automatic grant of 5,000 options for each year of the term for which they are to serve was adopted by the following vote:

                                                   BROKER NON-VOTES
  SHARES VOTED FOR      SHARES VOTED AGAINST       AND SHARES ABSTAINING
  ----------------      --------------------       ---------------------
1,838,951    62.2%      1,037,094      35.1%          80,986        2.7%

            The proposal to approve the grant of certain stock options to its Chief Executive Officer was adopted by the following vote:

                                                   BROKER NON-VOTES
  SHARES VOTED FOR      SHARES VOTED AGAINST       AND SHARES ABSTAINING
  ----------------      --------------------       ---------------------
1,855,464    62.6%      1,055,449      35.6%          52,515        1.8%

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     On October 18, 1994 the Company's Common Stock began trading on the NASDAQ Stock Market under the symbol LSGT. During the fiscal year prior thereto there was no trading in the Company's Common Stock. The following tables set forth the high and low sales prices for the Common Stock on the NASDAQ Stock Market for the periods indicated:

QUARTER ENDED           HIGH SALES PRICE          LOW SALES PRICE
- -------------           ----------------          ---------------

December 31, 1994           14 7/8                    6 1/4
March 31, 1995              13 3/4                    7 1/2
June 30, 1995                9 5/8                    4 3/8
September 30, 1995           6 1/4                    3 3/4
December 31, 1995            6 5/8                    1 3/4

As of March 29, 1996 there were 1,587 holders of record of the Common Stock. No dividends have ever been declared or paid on the Company's Common Stock. The closing price of the Common Stock on March 29, 1996 was $1 19/32 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     Since the second quarter of 1994, a number of significant events have had a material impact upon the Company's operating results, and its current and future prospects. In addition to a change in control and a public offering of its securities, the changes included replacement of all of the Company's senior executives including the President/CEO as well as most of its other personnel, two acquisitions which included an additional customer base of over 200 sites, and various product integration and development efforts. As a result of the successful implementation of these changes, the Company believes it currently has the management, personnel, products, market position and commitment to become a leader in providing business solutions to the entertainment industry.

     In December 1994 the Company acquired all the outstanding capital stock of Delta. This Ontario, Canada based company was engaged in the sale of admission control and revenue accounting systems targeted primarily at the ski industry. It was determined that the addition of Delta's ski install base, its name recognition as a leader in that industry, and its product functionality and audit safeguards would be of significant value to the Company. Moreover, it was determined the Delta software could be integrated with Gatepas to provide a product that the Company believed would be superior to currently available alternative systems.

     In February 1995, the Company acquired substantially all of the assets of GIS Limited Partnership. This Tampa, Florida based company was engaged in the sale of admission control and revenue accounting systems targeted specifically at fine arts facilities, museums, sporting facilities and various reserved seating entertainment facilities.

     The purchase of both Delta and GIS brought a significant install base to the Company which among other benefits provided significant additional annual maintenance revenues. The combination of diversity of product capability in the various entertainment marketplaces and the goodwill and sales reference impact of its install base made the acquisition very desirable. Management believes that the quality of the acquired install base, which includes a number of high profile facilities, will have a positive impact on its future sales efforts.

     These factors have allowed the Company to enter markets not previously accessible to it or cost effective As a result of the Delta and GIS acquisitions, revenues did substantially increase during 1995. However, as anticipated, the acquisition costs, both in time and money, and the costs of integrating the operations and personnel of these completely separate companies was expensive and the increased costs related to the integration process together with other costs related to the other changes referred to above, affected at the company, more than offset the increased revenues.

     Due to the Company's net loss for 1995 of $4,206,782 and its history of operating losses which have accumulated to $11,785,356 at December 31, 1995, along with the Company's need for additional financing and/or capital infusion to fund operations for 1996 and to satisfy its cash obligations, our independent certified public accountants have qualified their accountants' report on the Company's 1995 financial statements as to a going concern uncertainty. The Company is currently in process of completing a private placement which the Company is confident will be successfully completed in the very near future. While no assurance can be given, if the private placement is successfully completed in the near future and no other factors change or occur, the auditors will consider reissuing their accountants' report and removing the going concern qualification. The following commentary within "Management's Discussion and Analysis" further addresses the Company's operations for 1995 and its plans to reduce operating losses and to obtain financing and/or capital infusion. These matters are also discussed in Note 3 to the financial statements.

RESULTS OF OPERATIONS:  1995 COMPARED TO 1994

Revenues:

     Revenues   increased  to  $2,835,206  in  1995  from  $1,047,414  in  1994, representing a $1,787,792, or 171%, increase. Revenues consisted of system sales and installations of $2,508,206 in 1995 and $885,102 in 1994, and maintenance and support of $300,000 in 1995 and $162,312 in 1994. The increase in system sales and installations (over sixty installations in 1995 and less than six installations in 1994) was primarily attributable to marketing activities from an increased sales staff, from the Company's enhanced products, and from new market accessibility as a result of the acquisitions of Delta and GIS.

     In 1995, the Company's principal products Select-A-Seat, Admits Platinum and Admits Gold represented approximately 39%, 28% and 11% of revenues, respectively. In 1994 the principal product represented 85% of revenues. Maintenance and support represented 11% and 15% of revenues in 1995 and 1994, respectively. In 1996, the Company anticipates a similar product mix for Select-A-Seat and Admits Platinum with Admits Gold increasing to approximately 20% of revenues. While maintenance and support revenue for 1996 is expected to increase, its percentage of total revenues is not expected to increase.

     In 1995, no customers represented 10% or more of revenues. As the total customer base grows the likelihood of having certain customers exceed 10% of total revenues in future years is reduced. In 1994, two major customers represented 48% and 10% of total revenues, respectively.

     Although no assurances can be given, based on actual sales for the first two months of 1996 and committed sales orders to date, revenues for 1996 will be at least at the level achieved in 1995, with greater revenues being targeted. The foregoing is a forward looking statement contingent upon no cancellation of existing sales orders and the receipt of future sales orders at the current rate.

Cost of Revenues:

     Cost of revenues in 1995 included the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering and installation of the systems, and the provision of customer support. While the Company believes that the estimated direct costs are reasonably stated and classified in all material respects, the Company plans to further refine its procedures for capturing and reporting this information in 1996. Such refinement could, to some extent, affect the comparability of this information.

     In 1994, cost of revenues included principally the third party hardware and software acquired for customer installations and support. The estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues. In 1994, such costs were included in development costs. In 1995, approximately $900,000 of these categories of costs were separately identified and classified as cost of revenues.

     For discussion purposes herein, cost of revenues will exclude the amounts of direct cost allocated from development costs to cost of revenues in 1995.

     Cost of revenues (exclusive of direct costs) increased to $1,522,440 ($2,422,440 less $900,000 of direct costs in 1995) from $914,838 in 1994, representing a $607,602, or 66%, increase. The increase resulted from the costs related to increased sales. As a percentage of revenues, cost of revenues in 1995 was 54% of revenues compared to 87% of revenues in 1994. The ratio of cost of revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company but acquired, as is certain software, for the customers. Sales of the Company's software and related systems development and support activities provides the Company greater gross margins. In addition, the Company's ability to price its products and services favorably impacts gross margins and therefore the cost of revenues percentage. These factors contributed to the change in the cost of revenues to revenues percentage between 1995 and 1994 since in 1995 a greater percentage of revenues was made up of systems development and support.

Development Costs:

     Development costs increased to $1,485,348 ($585,348 plus $900,000 of direct costs) in 1995 from $345,379 in 1994, an increase of $1,139,929, or 330%. As a percentage of revenues, development cost increased to 52% in 1995 from 33% in 1994. The increase reflects the increased revenues in 1995, the costs of development of four new products and the integration costs associated with integrating products of the Company, GIS and Delta. The Company intends to continue to develop products and enhance existing products to ensure competitive viability in the marketplace.

Selling, General and Administrative:

     Selling, general and administrative expenses increased to $4,082,914 in 1995 from $2,091,116 in 1994, representing a $1,991,798, or 95% increase. As a percentage of revenues, these expenses were 144% in 1995 and 200% in 1994 which reflects the increase in revenues in 1995:

     The principal components of the $1,991,798 increase in selling, general and administrative in 1995 as compared to 1994 are described below.

     Sales and marketing expenses increased to $1,036,506 in 1995 from $525,180 in 1994, representing a $511,326 increase. This increase was attributed to increased salaries and commissions of $338,756 and travel and entertainment of $95,129 associated with the Company's increased marketing efforts in 1995. The significantly increased marketing efforts are partly responsible for increased revenues in 1995 and should also benefit future period results.

     General and administrative expenses increased to $3,046,408 in 1995 from $1,565,936 in 1994, representing a $1,480,472 increase. The principal components of the increase are as follows:

* Amortization of intangibles in the amount of $515,078 related to the Delta and GIS acquisitions (none in 1994).

* $427,731 of legal costs associated with various items, including matters related to Delta and GIS which were not capitalized, Securities and Exchange Commission filings and related contracts and agreements, and defense of legal actions. In 1994, approximately $80,000 of legal costs were incurred, excluding legal fees related to the 1994 public offering which were netted against the offerings' proceeds.

* $98,148 of bad debt expense related to increased revenues. In 1994, bad debt expense was $44,965.

*    $112,500 of executive  compensation   associated   with  the   granting  of
     non-qualified stock options.

Other Income (Expense)

     Interest expense decreased to $45,061 in 1995 from $80,035 in 1994, reflecting in part the payment and/or conversion to stock of certain of the Company's debt existing in 1994.

     Net other income (expense) increased to $93,775 in 1995 from ($18,430) in 1994, an increase of $112,205. The increase is composed of an increase in earnings from an equity interest in a joint venture of $85,496 (See Note 2 to the financial statements), an increase in interest income of $10,232, and an increase in miscellaneous income of $16,475.

Income Taxes:

     The Company currently has substantial net operating loss carry forward for which the Company has not recognized a tax benefit due to the uncertainty related to when and how much of the tax benefits will be ultimately realized (See Note 10 to the financial statements).

Net Loss:

     Net loss  increased to $4,206,782  ($1.39 a share) in 1995 from  $2,402,384
($1.62 a share) in 1994. As discussed above, the Company believes that 1995 operations were impacted by various factors including the integration process involved with combining the Company with Delta and GIS.

     The Company incurred total compensation expense and related costs of $2,361,280 in 1995 compared to $1,477,268 in 1994, an increase of $884,012 or
60%. A portion of this increase was attributable to the integration process. As a result of substantially completing this integration process in 1995, the Company was able to curtail or eliminate in many cases the use of consultants by December 31, 1995. Although no assurances can be given, based on actual compensation expense and related costs for the first two months of 1996 and management's plan for 1996, reduced levels of these costs are expected to maintain the current sales level described earlier. The foregoing is a forward looking statement contingent on several factors including: no unexpected turnover of personnel; no need for additional expenses for unbudgeted personnel; and no unexpected adjustment to compensation levels currently being paid.

FINANCIAL CONDITION: 1995 COMPARED TO 1994

     Total assets increased to $6,406,236 on December 31, 1995 from $3,478,831 on December 31, 1994, representing an increase of $2,927,405, or 84%. The principal contributing factor to the increase was the acquisition of GIS effective January, 1995. On December 31, 1995 the balance sheet reflects intangibles of $3,229,000 (e.g., goodwill) related to the acquisition.

     Total liabilities increased to $4,719,465 on December 31, 1995 from $1,920,339 on December 31, 1994, representing an increase of $2,799,126, or 146%. The principal contributing factors to the increase are the $2,324,335 promissory notes associated with the GIS acquisition subsequently repaid at a substantial discount, (See Note 4 to the financial statements and "Liquidity and Capital Resources" below), and the increase in deferred revenues of $667,406 ($729,406 in 1995 and $62,000 in 1994), resulting from increased revenues.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

     In March 1994, the Financial Accounting Standards Board issued the SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the entity along with goodwill should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally required long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS No. 121 will be effective for the Company's 1996 fiscal year. The Company has not finalized its assessment of the potential impact of adopting SFAS No. 121 at this time; however, on a preliminary basis management does not believe the impact will be material to the financial statements.

Accounting for Stock Based Compensation

     SFAS No. 123 Accounting for Stock Based Compensation was issued by the Financial Accounting Standards Board in October 1995. As it relates to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principals Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. If APB No. 25's method is continued, pro forma disclosures are required as if SFAS No. 123 accounting provisions were followed. SFAS No. 123's accounting recognition method can be adopted anytime subsequent to the issuance of the Statement in October 1995, and would pertain to stock option awards granted or modified or settled for cash after the date of adoption. If the Company elects to continue using the method under APB No. 25, SFAS No. 123's pro forma disclosures are required after December 31, 1995. Management has not completely analyzed the provisions of SFAS No. 123; accordingly, management has not determined whether or not SFAS No. 123's accounting recognition provisions will be adopted or APB No. 25's method will be continued. In addition, management has not yet determined the potential effect that SFAS No. 123's accounting provisions, if adopted, will have on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company's cash flow for 1995 and 1994:

                                                  1995                1994

Net cash used in operating activities        $(2,833,237)       $(1,631,156)
Net cash used in investing activities           (708,917)          (675,531)
Net cash provided by financing activities      2,608,823          3,881,147
                                            ------------       ------------
Net increase(decrease) in cash
   And cash equivalents                      $  (933,331)       $ 1,574,460
                                            ============       ============

     The Company used cash of $2,833,237 in 1995 and $1,631,156 in 1994 for operating activities. From its inception in October 1985 through December 31, 1995, the Company incurred a cumulative loss of $11,785,356 with a loss of $4,206,782 for the year ended December 31, 1995. The Company's net loss of $4,206,782 in 1995 was due primarily to expenditures related to the factors referred to under the caption "Results of Operations: 1995 Compared to 1994" above. Included in the net loss for 1995 were non-cash expenses and income totaling $1,034,175 which included (i) depreciation/amortization expenses of $575,985, and (ii) equity-related transactions totaling $487,250 of compensation expense recognized from the grant of stock options. Cash which was used to purchase items classified as current assets increased by $480,110 with accounts receivable increasing by $505,141, investment in inventories increasing by $115,022 and prepaid expenses and insurance decreasing by $140,053. These uses of cash were offset by an increase in accounts payable and accrued expenses of $152,074 and an increase in deferred revenue of $667,406.

     The Company used cash for investment purposes in the amounts of $708,917 in 1995 and $675,531 in 1994 principally related to the acquisition of GIS ($559,000) and Delta ($500,000), respectively.

     The Company was provided cash by financing activities of $2,608,823 in 1995 and $3,881,147 in 1994. The Company relied on net proceeds from public and private offerings and loans and advances from related parties to fund its operations during 1995 and 1994. A private offering in 1995 and a public offering in 1994, provided $1,870,976 and $3,906,002, respectively. The Company's private placement of 208,600 shares of non-transferable, convertible Series D Preferred Stock was completed October 1995.

     In 1995 the Company borrowed $859,505, consisting of $559,505 as an unsecured cash advance from two former shareholders as evidenced by a promissory note due October 1996, at an annual interest rate of 8%, and $300,000 as an additional unsecured cash advance from the same parties evidenced by a convertible secured promissory note due March 30, 1996, at an annual interest rate of 9.5%. In June 1995, the Company issued 79,950 shares of its Series A Preferred Stock in satisfaction of the $559,505 promissory note and $200,000 of additional note payables outstanding since 1994. In 1994 loans from the same individuals provided $1,259,505 to the Company all but $200,000 of which had been previously repaid.

     In February 1995, the Company acquired substantially all of the assets of GIS for an aggregate consideration of approximately $3,700,000. The purchase price consisted of 109,333 shares of the

Company's Common Stock valued at $765,331, 111,800 shares of the Company's Series B Preferred Stock valued at $559,000, and the Company's unsecured, non-interest bearing promissory notes in the aggregate amount of $2,324,335. In addition, the Company agreed to assume certain liabilities of GIS and loaned GIS $559,000 as evidenced by a promissory note from GIS due March 31, 1996, which was secured by the pledge to the Company of the 111,800 shares of the Company's Series B Preferred Stock.

     On March 11, 1996, the Company and GIS Systems Limited Partnership executed an agreement whereby the parties agreed to, among other things, settle the remaining obligation to GIS totaling $2,324,335 at a discount, cancel the $559,000 note receivable from GIS, cancel the $199,359 account receivable from GIS, and redeem the 109,333 shares of Common Stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. In connection therewith, the Company agreed to pay to GIS the sum of $1,550,000.

     The cash payment of $1,550,000 made to GIS on April 12, 1996, the date of closing, was principally provided from the net proceeds of the April 1996 Private Placement described below.

     On March 27, 1996, the Company commenced a Private Placement of up to 350,000 shares, at $10.00 per share, of the Company's newly established Series E Preferred Stock. Through April 15, 1996 139,000 shares of the Private Placement successfully closed with the Company receiving total proceeds, net of offering costs of $1,271,982. On April 15, 1996, remaining stock subscriptions totaling $1,335,000 (133,500 shares) which will result in an additional $1,155,500 net proceeds to the Company when paid have been received. The Company also anticipates receiving additional stock subscriptions for 77,500 shares which, when paid, would provide net proceeds of $697,500.

     The above mentioned note payable-related party of $300,000 is currently due and is expected to be paid from the net proceeds of the private placement to be received after April 15, 1996.

     While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support revenues greater than the levels achieved in 1995. In addition, while no assurances can be given, management believes that the Company's operations should continue to progress throughout 1996 and that the net proceeds from the April 1996 Private Placement and the operating revenues from sales in 1996 should be sufficient to fund operations through 1996. Any significant new marketing and development programs will only be initiated if external financing has been obtained.

ITEM 7.  FINANCIAL STATEMENTS

          Following this page are the Company's financial statements for the year ended December 31, 1995, which include the following items:

                                                                           PAGE
          Report of Independent Certified Public Accountants ............. F-1

          Consolidated Balance Sheets......................................F-2

          Consolidated Statements of Operations............................F-3

          Consolidated Statements of Stockholders' Equity (Deficit)........F-4

          Consolidated Statements of Cash Flows............................F-6

          Notes to Consolidated Financial Statements ......................F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference herein in the "Election of Directors" section of the Company's definitive Proxy Statement to be filed for the Company's 1996 Annual Meeting of Shareholders pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference herein in the "Executive Compensation" section of the Company's definitive Proxy Statement to be filed for the Company's 1996 Annual Meeting of Shareholders pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference herein in the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's definitive Proxy Statement to be filed for the Company's 1996 Annual Meeting of Shareholders pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference herein in the "Certain Relationships and Related Transactions" section of the Company's definitive Proxy Statement to be filed for the Company's 1996 Annual Meeting of Shareholders pursuant to Regulation 14A.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-79980).

3.1 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-79980).

3.2 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-79980).

3.3 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

3.4*   Articles of Amendment to Articles of Incorporation

3.5*   Articles of Amendment to Articles of Incorporation

3.6 By-laws, as amended (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K, File No. 0-15878, for the year ended December 31, 1994).

4.1*   Form of Subscription Agreement for Series D Preferred Stock.

4.2*   Form of Subscription Agreement for Series E Preferred Stock

10.1 Lease, dated February 27, 1992, between the Company and PNC Realty Holding Corp. of Florida (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, File no. 0-15873, for the year ended December 31, 1992).

10.2 Lease, dated as of February 20, 1995, between the Company and 28050 Corporate Square Associates, L.P. (incorporated by reference to Exhibit
       10.2 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

10.3 Form of Financial Advisory and Investment Banking Agreement between the Company and Sterling Foster & Co. (incorporated by reference to Exhibit
       10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-79980).

10.4 Promissory Note in the principal amount of $100,000 by the Company to SupeRadio Canada, Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on form SB-2, Registration No. 33-79980).

10.5   Form of  Promissory  Note by the Company to Donald G. Turner and Margaret
       J. Turner (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-79980).

10.6 Promissory Note by the Company to Richard Friedman and Jeffrey Markowitz (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Registration No. 33-79980).

10.7 Promissory Note by the Company to Richard Friedman and Jeffrey Markowitz (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, Registration No. 33-79980.

10.8 Stock Purchase Agreement by and among 1103065 Ontario Inc., Delta Information Services, Inc., James Potter, Marion Audrey Potter and Derek Betty (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.9 Registration Rights and Put Agreement by and among James Potter, Marion Audrey Potter, Derek Betty and the Company (incorporated by reference to
       Exhibit 10.1 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.10 Asset Purchase Agreement by and between the Company and GIS Systems Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.11 Series B Promissory Note made by the Company payable to GIS Systems Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.12 Series C Promissory Note made by the Company payable to GIS Systems Limited Partnership (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.13 Promissory Note made by GIS Systems Limited Partnership payable to the Company (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.14 The Series B Preferred Stock Pledge and Call Agreement by and among the Company, GIS Systems Limited Partnership and Nationsbank of Florida, N.A. (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.15  Consulting  Agreement  by and  between  the  Company  and  Fred  Maglione
       (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K dated February 15, 1995, File No. 0- 15873).

10.16 Consulting Agreement between James Potter, 1103065 Ontario Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.17* Letter  Agreement  among the Company,  GIS Systems  Limited  Partnership,
       Nicholas Flaskay, and Fred Maglione.

10.18 Employment Agreement of Jacqueline E. Soechtig (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

27.1*  Financial Data Schedule
- ----------------

*      Filed herewith.

     For the Company's financial statements for the period ended December 31, 1995, see Part II, Item 7 of this Report on Form 10-KSB.

     (b) The Company filed a report on Form 8-K on October 21, 1995 with respect to Item 5 "Other Events." The report disclosed the completion of a private placement of 208,600 shares of convertible Series D Preferred Stock resulting in net proceeds to the Company of approximately $1,796,074 and included an Unaudited Condensed Pro Forma Consolidated Balance Sheet of the Company as of September 30, 1995.

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

LASERGATE SYSTEMS, INC.
AND SUBSIDIARIES

December 31, 1995 and 1994

                                TABLE OF CONTENTS


                                                                            Page

Report of Independent Certified Public Accountants                          F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994                F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1995 and 1994                                                F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the
  Years Ended December 1995 and 1994                                        F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995 and 1994                                          F-5 - F-6

Notes to Consolidated Financial Statements                                  F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS











Board of Directors
Lasergate Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lasergate Systems, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasergate Systems, Inc. and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,206,782 during the year ended December 31, 1995 and, as of that date, the Company has current liabilities exceeding its current assets by $549,898, and the Company has an accumulated deficit of $11,785,356. The Company requires additional financing and or capital infusion in order to fund its operations and satisfy its cash obligations. While the Company is currently in the process of obtaining additional capital infusion, there is no assurance that all of these monies will be received. These factors, among others as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                    /s/ Grant Thornton LLP

                                                    GRANT THORNTON LLP






Tampa, Florida
April 12, 1996, (Except for
Paragraph 8 of Note 3 and
Note 16, as to which the
date is April 15, 1996)

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS
                                                                          1995                    1994
                                                                       ---------               --------
Current assets:
     Cash and cash equivalents                                      $    656,506             $ 1,589,837
     Accounts receivable, net of allowance for
       doubtful accounts of $36,000 and $17,000                          439,311                 152,529
     Account receivable, related party                                   199,359                       -
     Inventories                                                         325,664                 124,680
     Prepaid expenses                                                     84,392                 116,948
                                                                    ------------             -----------
                 Total current assets                                  1,705,232               1,983,994

Property and equipment, net                                              246,568                  96,993
Systems and software costs, net of amortization of
  $283,333 and $-0-                                                    1,416,667                 529,558
Goodwill, net of amortization of $132,579 and $-0-                     2,515,694                 536,919
Customer lists and support contracts, net of amortization of
  $70,833 and $-0-                                                       354,167                 125,000
Other assets, net                                                        167,908                 206,367
                                                                    ------------             -----------
                                                                    $  6,406,236             $ 3,478,831
                                                                    ============             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, related parties                                 $    300,000      $                -
     Notes payable, other                                                 21,757                  74,910
     Accounts payable, trade                                             634,863                 530,260
     Deferred revenues                                                   729,406                  62,000
     Accrued product costs                                               297,000                 281,075
     Accrued expenses                                                    272,104                 112,094
                                                                    ------------             -----------
                 Total current liabilities                             2,255,130               1,060,339

Notes payable, related party                                                   -                 200,000
Promissory notes payable, stockholders with conversion futures         2,324,335                       -
Obligations to issue common stock and common stock options               140,000                 450,000
Common stock subject to put options                                            -                 210,000
                                                                    ------------             -----------
                 Total liabilities                                     4,719,465               1,920,339

Commitments and contingencies                                                  -                       -

Stockholders' equity:
     Preferred stock, $.03 par value,  2,000,000 shares
          authorized,  387,750 and 36,364 shares issued and
          outstanding at December 31, 1995 and 1994, respectively         11,633                   1,091
     Common stock, $.03 par value, 20,000,000 shares authorized,
          3,125,013 and 2,913,680 issued and outstanding at
          December 31, 1995 and 1994, respectively                        93,751                  87,412
     Additional paid-in capital                                       14,065,743               9,258,563
     Less:  Common stock, $.03 par value, 20,000 and 30,000 shares at December 31, 1995 and 1994, respectively,
                 subject to put options                                 (140,000)               (210,000)
            Notes receivable, stockholders                              (559,000)                      -
     Accumulated deficit                                             (11,785,356)             (7,578,574)
                                                                     -----------             -----------
                                                                       1,686,771               1,558,492
                                                                     -----------             -----------
                                                                     $ 6,406,236             $ 3,478,831
                                                                     ===========             ===========

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                 1995                    1994
                                               --------                --------
Revenues                                     $ 2,835,206             $ 1,047,414

Operating Expenses:
  Cost of revenues                             2,422,440                 914,838
  Development                                    585,348                 345,379
  Selling, general and administrative          4,082,914               2,091,116
                                             -----------             -----------

        Operating loss                        (4,255,496)             (2,303,919)

Other income (expense)
        Interest expense                         (45,061)                (80,035)
        Other, net                                93,775                 (18,430)
                                             -----------             -----------

        Loss before income taxes              (4,206,782)             (2,402,384)

Income taxes                                           -                       -
                                             -----------             -----------

        Net loss                             $(4,206,782)            $(2,402,384)
                                             ===========             ===========

Net loss per common share                    $     (1.39)            $     (1.62)
                                             ===========             ===========

Weighted Average Common Stock Outstanding      3,023,346               1,487,246
                                             ===========             ===========












        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     Years ended December 31, 1995 and 1994


                                                     Preferred Stock     Common Stock
                                                     ---------------   ----------------             Common
                                                                                                     Stock     Notes
                                                                                        Additional  Subject Receivables      Accu-
                                                                 Par                Par    Paid-in   to Put    Stock-      mulated
                                                      Shares   Value    Shares    Value    Capital   Option    holders     Deficit
                                                     -------- ------ ---------- ------- ---------- --------    -------    ---------
Balance, January 1, 1994                                              424,032 $12,721  $3,648,676                       $(5,176,190)
Issuance of common stock at $.36-$.50 per
  share for performance awards and services
    Executives and/or major stockholders                              290,483   8,715      95,860
    Financing costs, executives                                        37,907   1,137      12,510
    Major stockholders (related to December 31,
     1993 obligation)                                                 833,333  25,000     275,000
    Major stockholders                                                200,000   6,000      94,000
    Cancellation of options
      Executives                                                       26,667     800       8,800
      Other                                                            10,000     300       3,300
Issuance of common stock at $5.00 per share for
 satisfaction of debt
    Executives                                                         36,083   1,083     179,336
    Employees                                                          13,925     418      69,208
Employment services contributed by
 officers/stockholders                                                                     83,200
Issuance of units in secondary public offering
 at $4.95 per unit (net of underwriter's
 discount/commissions), less offering expenses
 of $647,998                                                          920,000  27,600   3,878,402
Exercise of warrants                                                   21,250     638      14,362
Issuance of common stock at $7.00 per share in
 connection with Delta acquisition                                    100,000   3,000     697,000
Issuance of Series A preferred stock for
 satisfaction of notes payable
 Major stockholders                                 36,364  $1,091                        198,909
Common stock (30,000 shares) subject to put
 option at $7.00 per share                                                                        (210,000)
Net loss                                                                                                                 (2,402,384)
                                                  --------  ------ ---------- -------  ---------- --------    -------     ---------
Balance, December 31, 1994                          36,364   1,091  2,913,680  87,412   9,258,563 (210,000)              (7,578,574)
                                                  --------  ------ ---------- -------  ---------- --------    -------     ---------
Issuance of common stock at $7.00 a share and
 preferred stock at $5.00 per share in
 connection with GIS acquisition                   111,800   3,353    109,333   3,279   1,317,697
Less: note receivable collateralized by preferred
 stock                                                                                                        (559,000)
Issuance of preferred stock in Private Placement at
 $10 per share less offering expenses of $215,024  208,600   6,258                      1,864,718
Grants of stock options for 1994 and 1995
 executive compensation                                                                   937,250
Conversion of preferred to common stock            (28,600)   (858)   110,000   3,300      (2,442)
Issuance of common stock for satisfaction of
 notes payable, related party                       79,950   2,400                        757,106
Exchange of preferred stock                        (36,364) (1,091)
                                                    16,000     480                            611
Issuance of common stock under stock option plan                        2,000      60       1,940
Exercise of common stock put option                                   (10,000)   (300)    (69,700)   70,000
Net loss                                                 -       -          -       -           -         -          -   (4,206,782
                                                  --------  ------ ---------- -------  ----------  --------    -------     ---------
Balance, December 31, 1995                         387,750 $11,633  3,125,013 $93,751 $14,065,743 $(140,000) $(559,000)$(11,715,356
                                                  ========  ====== ========== =======  ==========  ========   ========   ==========


        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                            1995                    1994
                                                                         ----------              ---------
Cash flows from operating activities:
     Net loss                                                           $(4,206,782)            $(2,402,384)
     Adjustments to reconcile net loss to cash
       used in operating activities:
          Depreciation and amortization of property and equipment            59,778                   7,433
          Amortization of intangibles                                       516,207                  74,637
          (Gain) loss in joint venture                                      (48,060)                 37,486
          Increase (decrease) in allowance for doubtful accounts             19,000                 (70,855)
          Common stock issued principally for services                            -                 131,422
          Obligations to issue options granted as
            compensation for services                                       (75,000)                450,000
          Compensation recognized from grant of stock options               562,250                       -
          Employment services contributed by officers/stockholders                -                  83,200
          Financing costs satisfied and to be satisfied by issuance
            of common stock                                                       -                 100,000
          Decrease (increase) in:
               Accounts receivable, trade                                  (305,782)                 70,107
               Account receivable, related party                           (199,359)                      -
               Inventories                                                 (115,022)                (46,423)
               Prepaid expenses                                              53,028                (116,849)
               Other (principally related to prepaid insurance)              87,025                 (65,313)
          Increase (decrease) in:
               Accounts payable and accrued expenses                        136,149                (130,422)
               Accrued product costs                                         15,925                 281,075
               Deferred revenue                                             667,406                 (34,270)
                                                                        -----------              ----------
                      Net cash used in operating activities              (2,833,237)             (1,631,156)
                                                                        -----------              ----------

Cash flows from investing activities:
     Additions to property and equipment                                   (121,772)                (82,213)
     Loan to GIS stockholders related to GIS acquisition                   (559,000)                      -
     Advances to joint venture                                                    -                 (63,761)
     Acquisition of Delta                                                         -                (500,000)
     Other acquisition costs                                                (28,145)                      -
     Other                                                                        -                 (29,557)
                                                                        -----------              ----------
                      Net cash used in investing activities                (708,917)               (675,531)
                                                                        -----------              ----------

Cash flows from financing activities:
     Proceeds from secondary public or private offering, net of
       offering costs                                                     1,870,976               3,906,002
     Proceeds from exercise of warrants/stock options                         2,000                  15,000
     Repurchase of common stock subject to put option                       (70,000)                      -
     Proceeds from loans, other                                              36,924                  95,584
     Proceeds from loans, related parties                                   859,000               1,259,505
     Repayment of loans, related parties                                          -                (887,005)
     Repayment of loans, other                                              (90,077)               (120,674)
     Repayment of loans, bank                                                     -                (387,265)
                                                                        -----------              ----------
                      Net cash provided by financing activities           2,608,823               3,881,147
                                                                        -----------              ----------

Net increase (decrease) in cash and cash equivalents                       (933,331)              1,574,460

Cash and cash equivalents, beginning of year                              1,589,837                  15,377
                                                                        -----------              ----------

Cash and cash equivalents, end of year                                  $   656,506              $1,589,837
                                                                        ===========              ==========


        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                     Years ended December 31, 1995 and 1994


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:

                                            Year ended December 31,
                                       --------------------------------
                                       1995                        1994
                                       ----                        ----
     Interest                        $31,155                     $81,847
     Income taxes                          -                           -


NON-CASH INVESTING AND FINANCING ACTIVITIES:

1995:

The Company acquired substantially all the assets of GIS Systems Limited Partnership for total consideration of approximately $3,700,000 (common stock of $765,331, preferred stock of $559,000, and promissory note of $2,324,335) and recorded assets at aggregate fair value of approximately $3,750,000, with assumed payables of approximately $50,000.

The Company issued 79,950 shares of preferred stock in satisfaction of related party notes payable of $759,505.

1994:

The Company issued 833,333 shares of common stock in satisfaction of an obligation to issue the common stock which existed at December 31, 1993 for financing costs of $300,000 recorded for the year ended December 31, 1993. During June 1994, current liabilities totaling $250,044 were converted into 50,008 shares of common stock ($5.00 per share).

The Company acquired Delta Information Services, Inc. for total consideration of $1,200,000 (cash of $500,000 and common stock of $700,000) and recorded intangible assets at an aggregate fair value of $1,200,000. No liabilities were assumed in the transaction (see Note 4).

The Company issued 36,364 shares of Series A preferred stock to two major stockholders of the Company in satisfaction of $200,000 of debt owed to them by the Company.






        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 1 - DESCRIPTION OF BUSINESS

Lasergate Systems, Inc. (LSI) (the "Company") was organized and incorporated in the State of Florida in 1985. The Company is engaged in the development, assembly, marketing, servicing and installation of admission control and revenue accounting systems for both general admission and reserve seating. These systems are used primarily at amusement parks, theme parks, water parks, night clubs and other public facilities including state, county and local fairs, theaters, professional and university athletic and multi-purpose arenas, movie theaters, aquariums, race tracks, museums, zoos, casinos, ski resorts and golf courses.

The Company's principal products "Select-a-Seat",  "Admits Platinum" and "Admits
Gold",   represent   approximately  39%,  28%  and  11%  of  revenues  in  1995, respectively.

In  March  1993,  the  Company  formed  a  joint  venture   (Lasergate   Systems
Asia-Pacific Pty. Limited) with PMSI Group Pty. Limited, an Australian company, to market and sell products of Lasergate Systems, Inc. (see Note 2).

In December 1994, the Company formed Lasergate Systems Canada Company to facilitate the acquisition of Delta Information Services, Inc. (Delta) (see Note
4).

Effective January 1995, the Company acquired substantially all the assets of GIS Systems Limited Partnership (GIS) (see Note 4).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Lasergate Systems, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the financial statements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

SYSTEMS AND SOFTWARE COSTS

Systems and software costs represent the fair values assigned in connection with the Company's acquisition of GIS and Delta in December 1994 and January 1995 (see Note 4). Such costs are amortized on a product-by-product basis. The annual amortization expense is the greater of the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life (6 years) of the product.

The Company's expenditures related to the development of its systems and software along with the cost to integrate GIS and Delta products with the Company's products in 1995 have been expensed and included in development costs. No amounts have been capitalized by the Company during 1995 and 1994, except those recorded as a result of the GIS and Delta acquisitions, since either the amounts qualifying for capitalization under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" once technological feasibility (as defined) has been achieved, have been insignificant or the customer specifically funded the development of the unique and discrete systems and software through the customer contract.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

INTANGIBLES

Intangibles which were recognized in connection with the Company's acquisition of GIS and Delta in 1995 and 1994, respectively, relate to systems and software costs (see above), non-competition agreements, customer list and support contracts, and goodwill. Such costs have been and are being amortized using the straight-line method over their respective estimated useful lives: systems and software costs (see above), non-competition agreements--three (3) years, customer list and support contracts--six (6) years, and goodwill--twenty (20) years. Amortization expense for 1995 was $516,207 and is included in selling, general and administrative expenses. Management reviews, at least on a quarterly basis, whether or not any impairment has occurred with respect to such acquired intangibles which could warrant an adjustment to the carrying values. Undiscounted cash flow projections associated with the acquired business is the primary focal point in the assessment and analysis for potential impairment. During 1995 and 1994, no impairment has been identified.

INVESTMENT IN JOINT VENTURE

The Company uses the equity method of accounting for its 50% investment in Lasergate Systems Asia-Pacific Pty. Limited. At December 31, 1995 and 1994, and for the years then ended, the joint venture's assets, liabilities and results of operations are not significant. The Company's investment in/advances to ($77,790 and $29,730) and share of the joint venture's net earnings (loss) from operations ($48,060 and $(37,436)) are classified in other assets and other income (expense), respectively, in the accompanying consolidated financial statements for 1995 and 1994, respectively. The Company has not guaranteed any of the joint venture's liabilities nor does the Company have any commitments to fund its operations.

PRODUCT COST LIABILITY

The Company has established a product cost liability. The Company has historically offered a three month warranty for its products. For the period commencing after the end of the warranty period, the Company had offered its customers a maintenance and service contract for an annual fee. However, both companies acquired, Delta and GIS, offered a one year warranty period followed by a maintenance and service contract. The Company continued the one year warranty practice throughout 1995. Effective June 1, 1996 the Company will most likely return to its original 90 day warranty period.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In early 1995, the Company intended to install the "Delta" product at all of the original "Lasergate" product sites. The Company had reserved $281,000 at December 31, 1994 for the conversions. However, the Company was ultimately able to enhance the Lasergate product at many of these sites which made reinstallation unnecessary. As a result, only $21,400 was spent in 1995 for required conversions. The remaining original Lasergate sites present upgrade opportunities in 1996 and $57,000 has been reserved to accomplish the upgrades.

In 1996, the Company intends to enhance, at no charge to their customers, several of the original Delta and GIS sites and has reserved $240,000 to accomplish this. While these enhancements are likely to result in future product and service revenues, no absolute assurance can be given at this time.

Product cost provisions are classified as cost of revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1995, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses and notes payable, approximate fair value because of the short-term maturities of these assets and liabilities.

REVENUE RECOGNITION

Revenues from the sale of equipment, which have been predominately under short-term contracts during the periods presented herein, are recognized upon the acceptance of the system by the customer provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is probable. Revenues from special sales sold under evaluation periods are recognized at the end of this period.

Revenues from post contract customer support arrangements are recognized ratably over the contract period if collectibility is probable.

Revenues include product sales and service revenues. Service revenues represent approximately 11% and 15%, respectively, of total revenues in 1995 and 1994.

Deferred revenues include customer deposits of $384,731 and $62,000 and advanced billings in accordance with contract terms of $344,675 and $-0- at December 31, 1995 and 1994, respectively.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated direct cost related to the support and maintenance of the Company's service contracts. While the Company believes that the estimated direct costs are reasonably stated and classified in all material respects, the Company intends to further refine its procedures of capturing and reporting this information in 1996. Such refinement could, to some extent, effect the comparability of the information being reported on.

During 1994 and 1995, certain of the Company's contracts with customers afforded the Company the opportunity to develop products for their customers which were also new products for the Company not subject to exclusive arrangements with the customers. The resulting cost of these products is included in development costs versus cost of revenues along with other development costs related to enhancement of existing products during 1995.

In 1994, cost of revenues included principally the hardware and software acquired for customer installations and support. The estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues as was done in 1995. In 1994, such costs were included in development costs. In 1995, approximately $900,000 of these types of costs were separately identified and classified as cost of revenues.

INCOME TAXES

Under the liability method specified in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of shares outstanding during the periods. Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they were either antidilutive and/or insignificant.

RECLASSIFICATIONS

Certain reclassifications of accounts and amounts have been made to the 1994 financial statements to conform to the 1995 presentation.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

In March 1994, the Financial Accounting Standards Board issued the SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity along with goodwill should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally required long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS No. 121 will be effective for the Company's 1996 fiscal year. The Company has not finalized its assessment of the potential impact of adopting SFAS No. 121 at this time; however, on a preliminary basis management does not believe the impact will be material to the financial statements.

Accounting for Stock Based Compensation

SFAS No. 123 Accounting for Stock Based Compensation was issued by the Financial Accounting Standards Board in October 1995. As it relates to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principals Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. If APB No. 25's method is continued, pro forma disclosures are required as if SFAS No. 123 accounting provisions were followed. SFAS No. 123's accounting recognition method can be adopted anytime subsequent to the issuance of the Statement in October 1995, and would pertain to stock option awards granted or modified or settled for cash after the date of adoption. If the Company elects to continue using the method under ABP No. 25, SFAS No. 123's pro forma disclosures are required after December 31, 1995. Management has not completely analyzed the provisions of SFAS No. 123; accordingly, management has not determined whether or not SFAS No. 123's accounting recognition provisions will be adopted or APB No. 25's method will be continued. In addition, management has not yet determined the potential effect that SFAS No. 123's accounting provisions, if adopted, will have on the Company's financial statements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

NOTE 3 - OPERATIONAL AND FUNDING MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, for the year ended December 31, 1995, the Company incurred a loss of $4,206,782 and has an accumulated deficit of $11,785,356 at December 31, 1995 and used cash in operating activities of $2,833,237 during 1995. In addition at December 31, 1995 current liabilities exceeded current assets by $ 549,898.

In recent years the Company has had to rely on proceeds from private and public placements and loans ( some of which were converted to stock ) from former principals stockholders to fund its operations. (See Statements of Cash Flows ).

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations or obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken various actions, which are discussed below, to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue existence. These actions along with further discussion of the 1995's operations follows:

A number of significant events have had a material impact on the Company's operating results, and its current and future prospects. In addition to a change in control and a public offering of its securities in 1994, the significant events included replacement of all of the Company's senior executives, including the President/CEO as well as most of its other personnel, two acquisitions which included an additional customer base responsibility of over 200 locations, integration of personnel from both acquired companies, various related product integration and development efforts and a physical relocation to consolidate the operations and personnel of all companies. These events were expensive in terms of both time and money and took considerable attention from the management team to focus on these activities.

Although revenues increased to $2,835,206 in 1995 from $1,047,414 in 1994, the increased costs related to the integration process together with the other costs related to the other changes at the Company referred to above more than offset the increased revenues. The acquisitions and integration of Delta and the assets of GIS also resulted in increased legal and accounting expenses and other non-recurring operating expenses.

Personnel related expenses, including fees paid to consultants holding key positions in sales, marketing and technical areas totaled $2,361,280. However, as the integration process progressed in 1995, the Company was able to curtail or eliminate in many cases the use of consultants by the end of 1995. By December 31, 1995 personnel in the Company totaled 27 individuals and several consultants. The current staffing level in April, 1996 is 34 and the plan for 1996 contemplates minimal increase in that level.

Although no assurances can be given, based on actual compensation expense and related costs for the first two months of 1996 and management's plan for 1996, reduced levels of these costs are expected to maintain the current sales level described below. The foregoing is a forward looking statement contingent on several factors including: no unexpected turnover of personnel; no need for additional expenses for unbudgeted personnel; and no unexpected adjustment to compensation levels currently being paid.

Although no assurances can be given, based on actual sales for the first two months of 1996 and committed sales orders to date, revenues for 1996 will be at least at the level achieved in 1995, with greater revenues being targeted. The foregoing is a forward looking statement contingent upon no cancellation of existing sales orders and the receipt of future sales orders at the current rate

On March 27, 1996, the Company commenced a Private Placement of 350,000 shares, at $10.00 a share, of the Company's newly established Series E Preferred Stock. Through April 15, 1996, 139,000 shares of the Private Placement successfully closed with the Company receiving total proceeds, net of offering costs of $1,271,982. On April 15, 1996 remaining stock subscriptions totaling $1,155,500 net proceeds to the Company when paid have been received. The Company also anticipates receiving additional stock subscriptions for 77,500 shares which will provide net proceeds of $697,500. (See Note 16).

On April 12, 1996 , the Company paid GIS the sum of $1,550,000 to settle the remaining obligations to GIS. This represented a substantial discount of amounts due owed and redeemed the 109,333 shares of common stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. ( See Note 16 ).

The Company plans to repay the note payable-related party of $300,000 that is currently due. This will be paid from the net proceeds of the private placement to be received after April 15, 1996.

While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support revenues greater than the levels achieved in 1995. In addition, while no assurances can be given, management believes that the Company's operations should continue to progress throughout 1996 and that the net proceeds from the April 1996 Private Placement and the operating revenues from sales in 1996 should be sufficient to fund operations through 1996. Any significant new marketing and development programs will only be initiated if external financing has been obtained.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

NOTE 4 - ACQUISITION OF BUSINESSES

On February 15, 1995, effective January 1, 1995 (the date control transferred), the Company acquired substantially all of the assets of GIS Systems Limited
Partnership ("GIS"). The purchase price for the acquisition was valued at approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's common stock valued at $765,331, 111,800 shares of the Company's Series B Preferred Stock valued at $559,000, the Company's promissory note in the principal amount of $591,000 (see Note 9) and the Company's promissory note in the principal amount of $1,733,335 (see Note 9). In addition, the Company agreed to assume certain liabilities of GIS (aggregating $45,718) and loaned GIS $559,000 (see paragraph below). Direct acquisition costs aggregating $82,744 (principally legal and accounting fees) were incurred in connection with the acquisition. The promissory notes, totalling $2,324,335, were convertible into preferred stock and derived their valuation from the underlying preferred stock. The common stock valuation of $7.00 per share and the preferred stock valuation of $5.00 per share reflected the agreed-upon price between the buyer and sellers and was approved by the Company's Board of Directors after giving effect to such factors as the restrictions and the size of the blocks of common and preferred stock.

The loan of $559,000 to GIS evidenced by a promissory note is secured by the 111,800 shares of the Company's Series B Preferred Stock and was due March 31, 1996. The sellers had the option of returning preferred stock if the assignable call provision of $5.00 per share was not exercised. Accordingly, the note receivable is presented as a reduction of stockholders' equity.

The total purchase price of GIS was allocated based on fair value of net tangible assets acquired, with the excess allocated to identifiable intangible components based on their individual estimated fair values and the remainder was allocated to goodwill.

The purchase price, including the direct acquisition costs, was allocated as follows:

     Inventory                                                   $     85,962
     Prepaid expenses and other current assets                         20,472
     Fixed assets                                                      87,581
     Accounts payables assumed                                        (45,718)
     Systems and software costs                                     1,200,000
     Customer list and support contracts                              300,000
     Goodwill                                                       2,083,113
                                                               --------------
                                                                 $  3,731,410
                                                               ==============
See Note 16.

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

The purchase price, including the direct acquisition costs, was allocated as follows:

            Computer software                                    $   500,000
            Non-competition agreement                                 85,000
            Customer list and support contracts                      125,000
            Goodwill                                                 536,919
                                                                 -----------
                                                                 $ 1,246,919
                                                                 ===========

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 4 - ACQUISITION OF BUSINESSES - Continued

Pursuant to the acquisition of Delta, the Company effectively acquired a 50% equity interest in Deltan Limited Partnership, which was inactive and had no significant assets nor liabilities. In addition, the Company did not assume any funding obligations and/or guarantees associated with their interest in the limited partnership. Accordingly, the Company did not assign any value to the partnership interest in the allocation of the purchase price of Delta.

The sellers were granted certain registration rights for two years with respect to the shares of common stock issued and a put option to sell to the Company up to 10,000 of the shares of the Company's common stock at $7.00 per share each year for the next three years. The put option which has an aggregate value of $210,000 has been classified as common stock subject to put options in the consolidated balance sheets and represents the amount the Company would be required to pay if all the put options were exercised. During 1995, 10,000 options were exercised resulting in $70,000 of common stock (10,000 shares) being retired, leaving a remaining balance subject to put options at December 31, 1995, of $140,000.

The above two transactions have been accounted for as purchases in accordance with APB No. 16 Business Combinations, accordingly, the results of Delta's and GIS' operations have been included in the Company's consolidated financial statements from the date of acquisition. The following are the unaudited pro forma results of operations for the year ended December 1994, assuming the transactions were effective January 1, 1994, after including the impact of certain adjustments such as consulting fees, amortization of intangibles and reduction of selling, general and administrative expenses (principally salaries and wages and rent to reflect personnel not transferred and lease space not assumed).


                                                                  Delta and
                         Delta                 GIS               GIS Combined
                      ------------         ------------          ------------
Revenues               $ 1,801,000          $ 4,473,000           $ 5,208,000
Net Income (Loss)      $(2,521,000)         $(2,322,000)          $(2,440,000)
Income (Loss) per
  Common Share              $(1.50)              $(1.45)               $(1.37)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the period presented and are not intended to be a projection of future results of operations.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 5 - INVENTORIES

Inventories as of December 31, consist of the following:

                                                1995                    1994
                                              --------                -------
            Installations-in-process          $172,411                $111,016
            Parts and systems                  153,253                  13,664
                                             ---------                --------

                                              $325,664                $124,680
                                             =========                ========


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, consist of the following:

                                                 1995                    1994
                                              --------                --------
            Furniture and equipment           $357,346                $167,061
            Vehicles                                 -                  16,705
            Purchased software                  12,231                   8,976
            Test equipment                      49,812                  34,002
                                              --------                --------
                                               419,389                 226,744
            Less accumulated depreciation      172,821                 129,751
                                              --------                --------
                                              $246,568                $ 96,993
                                              ========                ========


NOTE 7 - OTHER ASSETS

Other assets as of December 31, consist of the following:

                                                     1995                1994
                                                   --------            -------
   Non-competition agreement net of amortization
    of $28,333 and $-0-                           $  56,667          $  85,000
   Investment in and advances to joint venture       77,790             29,730
   Other                                             33,451             91,637
                                                   --------           --------

                                                   $167,908           $206,367
                                                   ========           ========

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 8 - NOTES PAYABLE

At December 31, 1995 and 1994, the Company had an outstanding balance of $21,757 and $74,910 under a premium financing agreement due in 1996, at an annual interest rate of 9.25%.

At December 31, 1994, the Company had outstanding borrowings under promissory notes payable to two former stockholders of $200,000 representing unsecured cash advances due in October 1996, at an annual interest rate of 8%. In February 1995, the Company increased the borrowings to $759,505 which was subsequently settled in full in June 1995 by the issuance of 79,950 shares of Series A Preferred Stock. In June 1995, the Company borrowed $300,000 under a convertible secured promissory note due March 30, 1996 from these same individuals at an annual rate of 9.5% (see Note 16).


NOTE 9 - ACQUISITION OBLIGATIONS

At December 31, 1995, the "promissory notes payable, stockholders with conversion features" totaling $2,324,335 which is associated with the GIS acquisition (see Note 4) were, at the Company's election, either payable in cash or by conversion into preferred and common stock prior to March 31, 1996. The promissory notes for $591,000 were convertible into 118,200 shares of Series B Preferred Stock. The other promissory notes totaling $1,733,335 were convertible into the number of common stock shares determined by dividing $1,733,335 by the quoted market value of the common stock near the date of the conversion. The Company's stated intent since the acquisition date of GIS and at December 31, 1995 has been to satisfy the obligations, which are non-interest bearing, by the issuance of preferred stock and common stock and not by a cash payment. Accordingly, the promissory notes at December 31, 1995 were not classified as current liabilities as current assets will not be used to satisfy the promissory notes. The obligations were subsequently satisfied in April 1996 as part of the March 11, 1996 agreement between the Company and GIS, such agreement was not contemplated at December 31, 1995. The settlement did involve some amount of cash along with other consideration, however, such cash was provided by a Private Placement completed in April 1996 (See Note 16).

At December 31, 1995, the balance sheet reflects "common stock subject to put options" of $140,000. This obligation is further described in Note 4 as it pertains to the Company's acquisition of Delta.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 10 - INCOME TAXES

The Company has a net operating loss (NOL) for income tax purposes of approximately $9,000,000 at December 31, 1995 which begins to expire in the year 2000. The deferred tax benefit is determined based on the difference between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are realized. The Company cannot reasonably predict when it can utilize the NOL carryforward and, therefore, the Company has recognized an equivalent valuation allowance against the deferred tax benefit.

The principal types of temporary differences and their related tax effects that give rise to the deferred tax assets are as follows:

                                                          December 31,
                                                  --------------------------
                                                  1995                  1994
                                                  ----                  ----
    Intangibles                                  $   70,000         $       --
    Bad debt allowance, employee
     vacation pay, and other accruals               190,000             10,000
    Compensation related to stock options           350,000            168,000
    Net operating loss carryforward (1)           3,340,000          2,250,000
                                                 ----------         ----------
                                                  3,950,000          2,428,000
    Less valuation allowance                     (3,950,000)        (2,428,000)
                                                 ----------         ----------

                                               $         -          $       -
                                               ============         ==========

(1) Certain transactions involving the beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, a portion of the Company's net operating loss carryforward is subject to limitation on their utilization against future income.

The Company's computed effective tax rate differs from the Federal statutory tax rate as follows:

                                                                1995      1994
                                                               ------     -----

     Federal statutory rate                                      34 %      34 %
     Effect of net operating losses (NOL) or NOL carryforward   (34)%     (34)%
                                                                -----     -----
     Effective tax rate, after the effect of NOL                  0 %       0 %
                                                                =====     =====

                    Lasergate Systems, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994


NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases its office and warehouse facilities under an operating lease, which expires in 1999.

Future minimum payments under this operating lease are as follows:

            1996                                            $116,148
            1997                                             134,512
            1998                                             173,521
            1999                                              50,218
            2000 and thereafter                                    -
                                                        ------------
                                                            $474,399
                                                        ============


Rental expense for the years ended December 31, 1995 and 1994 was $89,027 and $51,305, respectively.


LEGAL PROCEEDINGS

The Company's founder and former President and Chief Executive Officer, has commenced an action against the Company in Florida state court. The individual alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes the suit is without merit and intends to vigorously defend the action.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these and the above matter will have a material effect on the Company's financial position.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1995 and 1994


NOTE 12 - STOCKHOLDERS' EQUITY

COMMON STOCK

During October 1994, the Company completed a secondary offering of 920,000 units at a price of $5.50 per share. Each unit consisted of one share of stock and two redeemable warrants. Net proceeds to the Company was approximately $3,906,000 after deducting underwriters' discounts/commissions of $506,000 and offering costs of $647,998.

In December 1995, the Company's authorized shares of common stock was increased from 5,000,000 to 20,000,000.

PREFERRED STOCK

The Company's articles of incorporation authorize a total of 2,000,000 shares preferred stock. The Company's Board of Directors has established Series A, B, C and D convertible preferred stock (see Note 16).


                                          Series of Preferred Stock
                               -------------------------------------------------
                                  A          B         C         D        Total
Authorized shares
  December 31, 1995            200,000    230,000   350,000   350,000  1,130,000

Outstanding shares
  December 31, 1995             95,950    111,800         -   180,000    387,750
  December 31, 1994             36,364          -         -         -     36,364

Outstanding share amounts
  December 31, 1995             $2,879     $3,354         -    $5,400    $11,633
  December 31, 1994             $1,091          -         -         -   $  1,091


All series contain specific provisions as to conversion into shares of common stock and liquidation values. The shares are nonvoting and, except for Series A, participate equally as to dividends declared with the Company's common stock. The Series A preferred stock bears a cumulative dividend at an annual rate of 8% of its liquidation value ($959,500).

In June 1995, the Company issued 95,950 shares of its newly designated Series A preferred stock to former principal stockholders in satisfaction of $759,505 in promissory notes due October 1996 and in conversion of 36,364 shares of previously designated Series A preferred stock.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1995 and 1994


NOTE 12 - STOCKHOLDERS' EQUITY - Continued

ISSUANCE OF COMMON STOCK FOR SERVICES

During the year ended December 31, 1994, the Company issued an aggregate of 1,398,390 shares of its common stock for: (1) performance awards and services to executives and/or major stockholders, (2) financing arrangements with executives and/or major stockholders, (3) consulting and marketing services; and (4) other purposes. Since the Company's common stock trading activity had been relatively limited and these shares were issued prior to the secondary public offering in October 1994, its estimated fair value has been determined by the Board of Directors considering various factors. As a result, the value of the services rendered or received were used to determine the value of the transactions and not the estimated fair value of the common stock issued. The fair value of the services provided by executives and/or major stockholders was approved or determined by the Board of Directors. The fair value of consulting and marketing services was based on agreements with the parties involved. The valuation of services resulted in 200,000 shares being issued at $.50/share in September 1994 and 1,198,390 shares being issued at $.36/share from April to September 1994.

On April 5, 1993, the Company entered into an agreement with an individual to obtain funding for operations. As part of this agreement, the individual pledged a $300,000 certificate of deposit to enable the Company to obtain a line of credit with a financial institution. Under the terms of the agreement, the Company committed to issuing shares of its common stock as an inducement for the pledge of the certificate of deposit, the number of shares to be calculated upon the occurrence of certain events, as defined. The Company also granted a security interest in substantially all assets of the Company. During October 1993, upon the expiration of the agreement and the occurrence of certain events, the Company became obligated to issue 833,333 shares of its common stock to this individual with a value of $300,000. In April 1994, the Company completed its obligation through the issuance of the shares of common stock to this individual and his designees, after notice was duly given to stockholders, to complete its obligation.

In September 1994, the Company issued 200,000 shares of common stock valued at $.50 per share to two former stockholders as consideration for providing funds to the Company. In September 1994, the Company also issued 32,250 shares of common stock to a consultant and former director and Chief Executive Officer of the Company, in payment of $161,251 of debt owed to him, 4,233 shares of common stock to an employee of the Company and the son of a consultant, former director and Chief Executive Officer, in payment of $21,167 of debt owed to him, 9,692 shares of common stock to a former employee of the Company and the son of a consultant and former director and Chief Executive Officer, in payment of $48,459 of debt owed to him, and 3,833 shares of common stock to a director and executive officer of the Company, in payment of $19,167 of debt owed to her. Total debt and liabilities satisfied aggregated $250,044.

                    Lasergate Systems, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994


NOTE 12 - STOCKHOLDERS' EQUITY - Continued

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

STOCK OPTION PLANS

In February 1994, the Board of Directors authorized the establishment of the Company's 1994 Stock Option Plan. The plan permits the grant of options which may be either incentive stock options (ISO's) or non-qualified stock options (NQSO's). The total number of shares of common stock for options which may be granted under the plan may not exceed 58,333 subject to adjustment, as defined. The Compensation/Stock Option Committee of the Board of Directors is authorized to determine the number of options to be granted, the number of shares which will be subject to any option and the exercise price. The exercise price for non-qualified stock options may not be less than 25% of the fair market value of the common stock on the date of grant.

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

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1995 and 1994


NOTE 12 - STOCKHOLDERS' EQUITY - Continued

In March 1995, the Board of Directors, subject to stockholder approval, adopted amendments to the Company's 1994 stock option plan which included that the number of shares which could be granted under the Plan would be increased from 58,333 to 600,000 shares. At the annual stockholders meeting in December 1995, the proposal to increase the number of shares was not approved.

Information as to shares subject to options is as follows:


                                                                    Shares        Price per Share
                                                              ------------------  ---------------
                                                                ISO        NQSO
                                                              -------    -------
  Options outstanding, January 1, 1994                           --         --
  Options granted                                              82,667     18,300    $1.00 - 13.00
  Options canceled or forfeited                               (45,667)                      $1.00

  Options exercised                                              (500)    (1,500)           $1.00
                                                              -------    -------
  Options outstanding, December 31, 1994                       36,500     16,800

  Options granted                                                --         --
  Options canceled or forfeited                                (3,500)   (14,800)   $1.00 - $3.633
                                                              -------    -------
  Options outstanding, December 31, 1995                       33,000      2,000
                                                              =======    =======


Exercise price range per share of options
  outstanding at year end                                     $  1.00    $1.00 - 13.00
                                                              =======    ==============

As of December 31, 1995, all stock options are exercisable

NON-QUALIFIED STOCK OPTIONS

On March 7, 1995, the Board of Directors authorized the grant of 375,000 non-qualified stock options at an exercise price of $2.00 per share to the Company's President and Chief Executive Officer in connection with a three year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exerciseable since their issuance was not contingent on future services as are the remaining 250,000 options. Accordingly, compensation expense of $375,000 representing the difference between the fair value of $5.00 per share (determined by the Board of Directors considering various factors as restrictions, etc.) and the exercise price, has been recorded in the consolidated statement of operations for 1994. In addition, the corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet as of December 31, 1994. Of the remaining balance of 250,000 options, 125,000 options vested on October 31, 1995 and 125,000 options will vest on October 31, 1996. In accordance with accounting provisions of APB No. 25, the Company has recorded compensation expense in 1995 of $562,500 and will record additional expense of $187,500 in 1996.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1995 and 1994


NOTE 12 - STOCKHOLDERS' EQUITY - Continued

With the Company granting options in 1995 with the full vesting of the 125,000 options related to the 1994 sign-up bonus and the related December 31, 1994 obligation of $375,000 along with the additional 125,000 options vesting October 1995, paid-in capital in 1995 was increased by $937,250.

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

Information as to warrants is as follows:


                                                           Range of
                                                           Price per
                                             Shares          Share
                                           ----------      ----------
Warrants outstanding, January 1, 1994 .       13,400    $        4.50
Warrants granted ......................    2,128,917    $ .706 - 9.08
Warrants exercised ....................      (21,250)   $        .706
                                          ----------    -------------
Warrants outstanding, December 31, 1994    2,121,067      3.75 - 9.08
Warrants granted ......................         --                 --
Warrants exercised ....................         --                 --
                                          ----------    -------------


Warrants outstanding, December 31, 1995    2,121,067    $3.75 - 9.08
                                          ==========    =============

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1995 and 1994


NOTE 12 - STOCKHOLDERS' EQUITY - Continued

As of December 31, 1995, all warrants were exercisable.

RESERVATION OF COMMON STOCK

At December 31, 1995, the aggregate number of the Company's shares of common stock reserved for issuance upon exercise of options and warrants, conversion of convertible debt, and preferred stock totaled approximately 6,130,000 shares.


NOTE 13 - FOURTH QUARTER ITEMS

During the fourth quarter of 1995, there were several adjustments related to revenues, and selling, general and administrative items which in the aggregate increased net loss by approximately $242,000 ($.08 a share) related to the previous three quarters of 1995.

There were no material fourth quarter adjustment in 1994 that affected the previous three quarters of 1994.

For the financial statements for the year ended December 31, 1995, the Company reclassified certain amounts to cost of revenues (formerly cost of products sold) previously included in selling, general and administrative expenses (see
Note 2). The reclassification had no effect on the reported operating loss in the previous three quarters of 1995.


NOTE 14 - SALES TO MAJOR CUSTOMERS

                                               Percentage of Net Sales
                                               Year ended December 31,
                                            -----------------------------
            Customer                         1995                  1994
            --------                        --------            ---------
               A                               -                   47.9%
               B                               -                   10.4%

In 1995, there were no customers representing 10% or more of revenues.

In 1994, the major customers are also foreign customers whose sales aggregated approximately $611,000, including sales to Lasergate Systems Asia-Pacific Pty. Limited of $109,000 (see Note 1).

                    Lasergate Systems, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994


NOTE 15 - EMPLOYEE BENEFIT PLAN

Effective July 1, 1995 the Lasergate Systems, Inc. Profit Sharing 401(k) Plan was established covering substantially all employees. The Company made no contribution to the Plan during 1995.


NOTE 16 - SUBSEQUENT EVENTS

On March 27, 1996, the Company commenced a Private Placement of 350,000 shares, at $10.00 a share, of the Company's newly established Series E Preferred Stock. Through April 15, 1996, 139,00 shares of the Private Placement successfully closed with the Company receiving total proceeds, (net of offering costs) of $1,271,982.

On March 11, 1996, the Company and GIS Systems Limited Partnership executed an agreement whereby the parties agreed to, among other things, settle the remaining obligation to GIS totaling $2,324,335 by making a cash payment to GIS of $1,550,000, cancelling the $559,000 note receivable from GIS, cancelling the $199,359 account receivable from GIS, and with GIS returning to the Company for retirement the 109,333 shares of Common Stock and 111,800 shares of Series B Preferred Stock previously issued to GIS.

The cash payment of $1,550,000 to GIS on April 12, 1996 was principally provided from the proceeds of the Private Placement described above.

The $300,000 obligation to the Company's former stockholders (see Note 8) will be paid in full including interest at the time the Private Placement becomes fully subscribed and the proceeds are received.

At April 15, 1996 the Company has stock subscriptions for 133,500 shares which will represent net proceeds of $1,155,500. In addition, the Company anticipates receiving stock subscriptions for additional shares of 79,500 (net proceeds of $697,500) which along with the stock subscriptions already received at April 15, 1996 should be paid within a short period of time.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LASERGATE SYSTEMS, INC.
                                                  (Registrant)


                                                  By: /S/ JACQUELINE E. SOECHTIG
                                                     ---------------------------
                                                     Jacqueline E. Soechtig
                                                     President and Chief
                                                     Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                       CAPACITY                     DATE
           ----                       --------                     ----


/S/ JACQUELINE E. SOECHTIG     President and Chief Execu-     April 12, 1996
- --------------------------     tive Officer (Principal
Jacqueline E. Soechtig         Executive Officer)


/S/ STEWART L. KRUG            Director                       April 12, 1996
- --------------------------
Stewart L. Krug


/S/ TIMOTHY E. MAHONEY         Director                       April 12, 1996
- --------------------------
Timothy E. Mahoney



/S/ FRANK W. SWACKER           Director                       April 12, 1996
- --------------------------
Frank W. Swacker

/S/ LARRY W. UMSTADTER         Director                       April 12, 1996
- --------------------------
Larry W. Umstadter



/S/ JOHN P. WARNICK            Vice President-Finance,        April 12, 1996
- --------------------------     Chief Financial Officer,
John P. Warnick                Secretary and Treasurer
                               (Principal Financial and
                               Accounting officer)