Form 10KSB/A
period 1995-12-31
LASERGATE SYSTEMS INC
filed 1996-04-29
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                 Amendment No. 1
                                       on
                                  FORM 10-KSB/A
                                  -------------


/X/ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from           to
         -----------  -----------

                         Commission file number 0-15873

                              LASERGATE SYSTEMS, INC.
- --------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                    Florida                                      59-2543206
- ---------------------------------------------                    ----------
(State or other jurisdiction                                (I.R.S. Employer)
     of incorporation or organization)                      Identification No.)

     28050 U.S. 19 North, Suite 502, Clearwater, Florida           34621
- -----------------------------------------------------------      ---------
     (Address of principal executive office)                     (Zip Code)

Issuer's telephone number:(813) 725-0882
                          --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.03 par value
                     ---------------------------------------
                                (Title of Class)

                                Redeemable Warrants
                       -----------------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  x    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

The issuer's revenue for its most recent fiscal year was $2,835,206.

At March 31, 1996, 4,798,492 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (4,777,992 shares) was $7,614,925.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

               The directors and executive officers of the Company are as follows:

                                    Year
                                    First
                                    Became             Present Position
Name                     Age       Director            With the Company
- ----                     ---       --------            ----------------

Jacqueline E. Soechtig   46          1994              President, Chief
                                                       Executive Officer
                                                       and Director

Stewart L. Krug          63          1994              Director

Timothy Mahoney          38          1994              Director

Frank W. Swacker         73          1995              Director

Lawrence W. Umstadter    58          1995              Director

William I. Fenner        40          ----              Vice President -
                                                       National Accounts

James H. Moore, Jr.      54          ----              Vice President -
                                                       Engineering and
                                                       Operations and
                                                       Assistant Secretary

Glenn W. Phillips        55          ----              Vice President -
                                                         Worldwide Sales
                                                         and Marketing

John P. Warnick          49          ----              Vice President - Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary

          All directors hold office until their respective successors are elected and duly qualified, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each annual meeting of shareholders and until their successors have been chosen and qualified.

          Jacqueline E. Soechtig has been a director of the Company and the Company's President and Chief Executive Officer since October 31, 1994. From September 1994 until immediately prior to her employment by the Company, Ms. Soechtig was a consultant to the Company. During the ten-month period prior thereto, Ms. Soechtig purchased and operated a restaurant in Clearwater, Florida together with her spouse. From February 1992 through December 1993, Ms. Soechtig was the President and Chief Executive Officer of Precision Systems, Inc. ("PSI"), a company engaged in the production and sales of voice and call processing systems. Prior to her employment with PSI, Ms. Soechtig served as vice president of business development for Sprint Corp. (May 1990 through February 1992). She also held the position of vice president of MCI Telecommunications Corporation where she served in various sales, marketing and technical capacities from May 1984 through May 1990. Both Sprint and MCI are engaged in the telecommunications industry. Additionally, from 1970 to 1983, Ms. Soechtig was employed by International Business Machines Corp. in various technical and sales positions.

          Stewart L. Krug has been a member of the Board of Directors of the Company since May 1, 1994 and from July 26, 1994 until October 31, 1994 he served as the Company's interim President and Chief Executive Officer. From 1958 until assuming his duties as interim President and Chief Executive Officer of the Company, Mr. Krug was engaged in the private practice of law, to which he has since returned.

          Timothy Mahoney has been a member of the Board of Directors of the Company since May 1, 1994. He also was a consultant to the Company and as such served as the Company's President and Chief Executive Officer from May 1, 1994 to July 26, 1994. From June 1991 through January 1994, Mr. Mahoney was President of SyDOS, a division of SyQuest Technology, a manufacturer of removable cartridge disk drives. From 1985 to 1991, Mr. Mahoney served as Vice President of Marketing and Sales for Rodime PLC, a Scottish disk drive manufacturer. Since July 1994, Mr. Mahoney has served as an independent management consultant to various companies.

          Frank W. Swacker has been a member of the Board of Directors of the Company since May 3, 1995. Mr. Swacker has been engaged in the practice of law for the past 46 years, more than the last five of such years in private practice. Between 1968 and 1978, he was the International Counsel for Allis-Chalmers Corporation in Milwaukee, Wisconsin. Mr. Swacker has also published articles focusing on international foreign trade and the financial, antitrust and cross-cultural aspects of transnational business. Additionally, he has advised the United States House of Representatives on international trade treaties and has served as Special Assistant Deputy Attorney General for the State of New York. Since 1960, Mr. Swacker has been a member of the National Panel of Arbitrators of the American Arbitration Association.

          Lawrence W. Umstadter has been a member of the Board of Directors of the Company since May 3, 1995. Since 1992, Mr. Umstadter has been a partner of Projects International Inc., a business consulting group specializing in the areas of agriculture, resource recovery and recycling. From 1985 until 1992, he was the President of Energy Development Associates, Inc., a provider of consulting services to the resource recovery, co-generation and recycling sectors, until it was acquired by Rome Polymers in 1992. Additionally, from 1990 until 1992, he was the President of Rivenite Corporation, a recycler of post-consumer plastic until it was acquired by Mobil Chemical Company in 1992.

          William I. Fenner has been a Vice President of the Company since September 1994. From June 1994 until September 1994, Mr. Fenner was Vice President of Operations of The Answer Network and from March 1994 until June 1994 he was Director of Operations of VarTec Telecom. Both of these companies are engaged in the telecommunications industry. From November 1992 until January 1994, Mr. Fenner was Vice President of Customer Operations of Precision Systems, Inc., a company engaged in the production and sales of voice and call processing systems. From December 1980 until October 1992, Mr. Fenner was director of Operations of Sprint Corp., a company also engaged in the telecommunications industry.

          James H. Moore, Jr. has been the Company's Vice President of Engineering and Operations since January 1995. From April 1993 to December 1994, Mr. Moore was the Vice President of Internal Operations of Precision Systems, Inc. From March 1962 to February 1993, he worked for General Motors Corporation serving from March 1990 as Production Superintendent of its Arlington, Texas assembly plant. While at General Motors, Mr. Moore had production management responsibility and also served as a quality expert and consultant to various General Motors plants throughout North America.

          Glenn W. Phillips has been the Company's Vice President of Worldwide Sales and Marketing since January 1996. From May 1995 to December 1995 Mr. Phillips was Vice President of Sales and Marketing for Syntrex Technologies, Inc., a network systems integrator. From June 1994 to April 1995, Mr. Phillips acted as a sales and marketing consultant to various companies. Prior thereto, from October 1990, Mr. Phillips was employed by Software AG, a systems software provider, as an Area Vice President of Sales until February 1993 and as Vice President of Sales and Operations until May 1994.

          John P. Warnick has been the Company's Vice President - Finance, Chief Financial Officer, Treasurer and Secretary since December 1, 1995. From December 1991 to November 1995, Mr. Warnick provided accounting and financial consulting services to a variety of companies. From March 1990 to December 1991, Mr. Warnick served as Vice President and Chief Financial Officer of Belmac Corporation, a development stage pharmaceutical company.

Compliance with Section 16(a) of the Securities Exchange Act
- ------------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Securities and Exchange Act of 1934, as amended (the "1934 Act"), to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such officers, directors and owners of over 10% of the Company's equity securities registered under the 1934 Act, during its last fiscal year, have been complied with except that Fred Maglione (a former Vice President of the Company), James H. Moore (a current Vice President of the Company) and John P. Warnick (a current Vice President and Chief Financial Officer of the Company) were each inadvertently late in filing a report upon becoming an executive officer.

Meetings of the Board of Directors and Committees of the Board
- --------------------------------------------------------------

          During the fiscal year ended December 31, 1995, the Board of Directors of the Company held 13 meetings. All of the directors attended at least 75% of the aggregate number of meetings of the Board.

          The Company established an audit committee and a compensation committee on December 21, 1995. Accordingly, no meetings of those committees were held during the fiscal year ended December 31, 1995 and the duties normally performed by such committees were assumed by the entire Board of Directors.

Remuneration of Non-Employee Directors
- --------------------------------------

          Effective January 1, 1996, the Company commenced paying non-employee Directors fees equal to $1,000 per meeting attended in person, and $500 per meeting attended by telephone.

          In addition, upon the initial election and upon each re-election of an outside Director to serve a term as a Director of the Company, such Director is entitled under the Company's 1994 Stock Option Plan, to be granted an option to purchase 5,000 shares of Common Stock for each year of such term, with 5,000 of such options to vest at the beginning of each year of such term provided that the Director continues to serve in such capacity at the time of the scheduled vesting. No such options, however, have as yet been granted as there are an insufficient number of options available under the Company's 1994 Stock Option Plan.

Item 10.    Executive Compensation

                                SUMMARY COMPENSATION TABLE



                                      Annual Compensation
                                      -------------------

     Name and Principal
     Position                            Year    Salary
     -------------------------           ----    ------
     Jacqueline E. Soechtig              1995   $220,000(1)
     President and Chief                 1994   $ 54,347
     Executive Officer

     Vickie L. Guth                      1995   $130,809
     Former Vice President and           1994   $ 80,000
     Chief Financial Officer             1993   $ 10,000

     Fred R. Maglione                    1995   $104,985
     Former Vice President - Sales
     and Marketing

     James H. Moore, Jr.                 1995   $100,000
     Vice President-Customer
     Service



- --------------------
1 In addition, a $20,170 bonus payable in 1994 upon Ms. Soechtig's employment with the Company was paid during 1995.

          No options were granted during the Company's 1995 fiscal year to the current and former executive officers named in the Summary Compensation Table above.

          No options were exercised during the last fiscal year by any of the current and former executive officers named in the Summary Compensation Table above. The following table contains information concerning the number and value, at December 31, 1995, of the unexercised options held by each of such individuals:


                      OPTION EXERCISES IN LAST FISCAL YEAR
                               AND YEAR END VALUES

                       Number of Securities Underlying    Value of Unexercised
                       Unexercised Options at Fiscal      In-the-Money Options
                       Year-End (Exercisable/             at Fiscal Year-End
Name                   Unexercisable)                     (Exercisable/Unexercisable)(1)
- ----                   ---------------------------        --------------------------
Jacqueline E. Soechtig        250,000/0                               0/0

Vickie L. Guth                  8,000/0                               0/0

- ----------------------

(1) Fair market value of underlying securities (the closing bid price of the Company's Common Stock on the National Association of Securities Dealers Automated Quotation System) at fiscal year end, minus the exercise price.

Employment Contract
- -------------------

          Jacqueline E. Soechtig, President and Chief Executive Officer of the Company, is a party to an employment agreement with the Company under which she is entitled to a base salary of $220,000 per annum. The agreement also provides that for 1995 she may earn up to an additional 50% of her base salary as incentive compensation upon the Company's achievement of certain financial goals. The Agreement contemplates a new incentive compensation arrangement to be addressed for the second and third years of the Agreement's term. Pursuant to the Agreement and as a signing bonus, Ms. Soechtig was granted stock options to purchase 125,000 shares of Common Stock exercisable for ten years at an exercise price of $2.00 per share. The Agreement provides for an additional grant of stock options to purchase 250,000 shares. These additional options, which are also exercisable for ten years at an exercise price of $2.00 per share, vested as to 125,000 shares on October 31, 1995 and will vest as to the remaining 125,000 shares on October 31, 1996. The term of the agreement commenced on October 31, 1994 and terminates on October 31, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock by (i) each person who is known by the Company to own more than 5% of the Common Stock, (ii) each director, (iii) each current and former executive officer named under the heading "Executive Compensation" above and (iv) all directors and executive officers of the Company as a group.

                                   Amount and Nature
                                   of Beneficial
Name and Address of                Ownership of                  Percent
Beneficial Owner                   Common Stock( 1 )             of Class
- ----------------                   -----------------             --------

Jacqueline E. Soechtig                  260,500(2)                 5.4%
c/o Lasergate Systems, Inc.
28050 U.S. 19 North
Corporate Square
Suite 502
Clearwater, FL 34621

Stewart L. Krug                              --                     --
609 Court Street
Clearwater, FL 34616

Timothy E. Mahoney                           --                     --
68 Cayman Place
Palm Beach Garden, FL 33418

Frank W. Swacker                             --                     --
7893 Sail Boat Key Blvd. Suite 404
St. Petersburg, FL 33707

Lawrence W. Umstadter                        --                     --
c/o Project Consultants &
Associates, Inc.
7625 W. Sand Lake Road
Suite 204
Orlando, FL 32819

Vickie L. Guth                           21,833 (3)                 (4)
3315 Glenwood Ct.
Holiday, FL 34692

Fred R. Maglione                             --                     --
c/o Lasergate Systems, Inc.
28050 U.S. 19 North
Corporate Square
Suite 502
Clearwater, FL 34621

James H. Moore, Jr.                          16                     (4)
c/o Lasergate Systems, Inc.
28050 U.S. 19 North
Corporate Square
Suite 502
Clearwater, FL 34621

All directors and                       270,516 (2)                5.6%
 executive officers of
 the Company as a group
 (9 persons)

- -------------------------------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes 250,000 shares of Common Stock which Ms. Soechtig has the right to acquire pursuant to presently exercisable stock options.

(3) Includes 8,000 shares of Common Stock which Ms. Guth has the right to acquire pursuant to presently exercisable stock options.

(4)  Less than 1%.


Item 12. Certain Relationships and Related Transactions

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LASERGATE SYSTEMS, INC.


                                             By: /s/ JOHN P. WARNICK
                                                 -----------------------------
                                                     John P. Warnick
                                                     Chief Financial Officer

                                                     April 29, 1996