Form 10QSB
period 1996-03-31
LASERGATE SYSTEMS INC
filed 1996-05-16
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
       _____________

Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

    Florida                                                  59-2543206
    -------                                                  ----------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           identification no.)


               28050 US 19 N, Suite 502, Clearwater, Florida 34621
               ---------------------------------------------------
               (Address of principal executive office) (Zip code)

                    Issuer's telephone number: (813) 725-0882



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class                                           Outstanding at March 31, 1996
- -----                                           -----------------------------

Common stock $0.03 par value                             4,789,476

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1996


                                      INDEX
                                      -----

Part I.   FINANCIAL INFORMATION                                            PAGE
          ---------------------                                            ----

          Item 1.   Consolidated Financial Statements                         3

                    Consolidated Balance Sheets as of March 31, 1996          3
                    (unaudited) and December 31, 1995

                    Consolidated    Statements    of    Operations            4
                    (unaudited) for the three months ended March 31, 1996 and 1995

                    Consolidated    Statements   of   Cash   Flows            5
                    (unaudited) for the three months ended March 31, 1996 and 1995

                    Notes to Financial Statements (unaudited)                 6


          Item 2.   Management's Discussion and Analysis or Plan             11
                    of Operation

Part II.  OTHER INFORMATION
          -----------------

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          March 31,     December 31,
                                                                            1996           1995
                                                                       ------------    ------------
                                                                        (Unaudited)
Current assets
  Cash and cash equivalents                                            $    311,507    $    656,506
  Account receivable, net of allowance for
    doubtful accounts of  $43,777 and $36,000                               900,713         439,311
  Account receivable, related party                                         199,359         199,359
  Inventories                                                               294,941         325,664
  Prepaid expenses                                                           26,985          84,392
                                                                       ------------    ------------
        Total current assets                                              1,733,505       1,705,232
Property and equipment, net                                                 240,557         246,568
Systems and software costs, net of amortization of $354,167
 and $283,333                                                             1,345,833       1,416,667
Goodwill, net of amortization of $165,827 and $132,579                    2,482,447       2,515,694
Customer lists and support contracts, net of amortization of
 $88,542 and $70,833                                                        336,458         354,167
Other assets, net                                                           157,901         167,908
                                                                       ------------    ------------

                                                                       $  6,296,701    $  6,406,236
                                                                       ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable, related party                                          $    300,000    $    300,000
  Notes payable, other                                                       21,757          21,757
  Accounts payable, trade                                                   684,202         634,863
  Deferred revenues                                                         922,355         729,406
  Accrued product costs                                                      93,807         297,000
  Accrued expenses                                                          240,451         272,104
                                                                       ------------    ------------
       Total current liabilities                                          2,262,572       2,255,130
Promissory notes payable, stockholders with conversion features           2,324,335       2,324,335
Common stock subject to put options                                         140,000         140,000
                                                                       ------------    ------------
  Total liabilities                                                       4,726,907       4,719,465
Stockholders' equity:
  Preferred stock, $.03 par value, 2,000,000 shares authorized,
       207,750 and 387,750 shares issued and outstanding at
       March 31, 1996 and December 31, 1995,  respectively                    6,233          11,633
  Common stock, $.03 par value, 20,000,000 shares authorized,
       4,789,476 and 3,125,013 issued and outstanding at
       March 31, 1996 and December 31, 1995, respectively                   143,684          93,751
  Additional paid-in capital                                             14,068,188      14,065,743
  Less:  Common stock, $.03 par value, 20,000 shares and 20,000 shares at March 31, 1996 and December 31, 1995, respectively,
       subject to put options                                              (140,000)       (140,000)
       Note receivable, shareholders                                       (559,000)       (559,000)
  Accumulated deficit                                                   (11,949,311)    (11,785,356)
                                                                       ------------    ------------
       Total stockholder's equity                                         1,569,794       1,686,771
                                                                       ------------    ------------
                                                                       $  6,296,701    $  6,406,236
                                                                       ============    ============



                 See accompanying notes to financial statements.

                    Lasergate Systems, Inc. And Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1996             1995
                                                      ------           ------

Revenues                                           $ 1,465,989      $   618,455

Operating Expenses:
      Cost of revenues                                 751,890          365,555
      Development                                       26,677          395,032
      Selling, general and administrative              863,810          913,358
                                                   -----------      -----------

              Operating loss                          (176,388)      (1,055,490)

Other income (expense)
      Interest                                          (7,125)         (12,324)
      Other, net                                        19,558             --
                                                   -----------      -----------


      Loss before income taxes                        (163,955)      (1,067,814)

Income taxes                                              --               --
                                                   -----------      -----------

      Net loss                                     $  (163,955)     $(1,067,814)
                                                   ===========      ===========

Net loss per common share                          $      (.04)     $      (.35)
                                                   ===========      ===========


Weighted Average Common Stock Outstanding            4,632,809        3,023,013
                                                   ===========      ===========








        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         March 31,
                                                                         ---------
                                                                  1996              1995
                                                                  ----              ----
Cash flows from operating activities:
  Net loss                                                    $(163,955)      $(1,067,814)
  Adjustments to reconcile net loss
      to cash used in operating activities:
  Depreciation and amortization of property and equipment         4,379            12,216
  Amortization of intangibles                                   132,496           132,208
  Increase in provision for doubtful accounts                     7,777              --
  Compensation recognized from grant of stock options            46,875           138,750
  Decrease (increase) in:
      Accounts receivable, trade                               (479,782)          (99,503)
      Inventories                                                30,723          (120,041)
      Prepaid expense                                            57,407               145
      Other (principally related to prepaid insurance)           10,007            12,775
  Increase (decrease) in:
      Accounts payable and accrued expenses                      17,686           (80,052)
      Accrued Product Costs                                    (203,193)             --
      Deferred revenue                                          192,949           250,682
                                                            -----------       -----------

      Net cash used in operating activities                    (346,631)         (820,634)

Cash flows from investing activities:
  (Additions) to, disposal of, property and equipment             1,632           (31,424)
  Product design costs                                             --             (17,684)
  Note receivable, stockholders                                    --            (559,000)
  Repayment of advances to joint venture                           --              29,658
                                                            -----------       -----------

      Net cash provided (used) in investing activities            1,632          (578,450)
                                                            -----------       -----------

Cash flows from financing activities:
  Proceeds from loans, related parties                             --             559,505
  Repayment of loans, other                                        --             (42,312)
                                                            -----------       -----------

  Net cash provided by financing activities                        --             517,193
                                                            -----------       -----------

    Net increase (decrease) in cash and cash equivalents       (344,999)         (881,891)

Cash and cash equivalents, beginning of period                  656,506         1,589,837
                                                            -----------       -----------

Cash and cash equivalents, end of period                    $   311,507       $   707,946
                                                            ===========       ===========





                 See accompanying notes to financial statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1- FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

OPERATIONAL AND FUNDING MATTERS AND REPORTING BASIS

The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the three months ended March 31, 1996, the Company incurred a loss of $163,955 and has an accumulated deficit of $11,949,311 at March 31, 1996 and used cash in operating activities of $346,631 during the first quarter of 1996.

In recent years the Company has had to rely on proceeds from private and public placements and loans (some of which were converted to stock) from former principal stockholders to fund its operations. (See below).

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the Company's balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations and obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As more fully described in the Company's SEC Form 10-KSB for 1995, management has taken various actions and revised its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue existence. On March 27, 1996, the Company commenced the Private Placement of the Company's newly established Series E Preferred Stock at $10.00 per share. Through the date of this filing 159,000 shares of the Series E Preferred Stock successfully closed with the Company receiving total proceeds, net of offering costs of $1,450,582. (See Note 7). The Company has received stock subscriptions for the purchase of an additional 158,500 shares of Series E Preferred Stock which will result in an additional $1,381,918 net proceeds
(after offering costs) to the Company if and when paid. There can be no assurance, however, that the Company will receive full payment of such subscriptions.

REVENUE RECOGNITION

The Company's revenues recognition policy is fully explained in the notes to the Company's financial statements in its SEC Form 10-KSB for 1995. During the quarter ended March 31, 1996, since one of the Company's customer installation was for a duration which would exceed 90 days, the percentage of completion method has been used to account for income. The contract included stages of acceptance by the customer, and profitability and collection of the account are reasonably assured.

CLASSIFICATION OF EXPENSES

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

For quarterly reporting in 1995, cost of revenues included principally the hardware and software acquired for customer installations and support. The estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues as was done in 1996. In 1995, such costs were included in development costs. In 1996, approximately $107,000 of these types of costs were separately identified and classified as cost of revenues.

The Company's cost of revenues, development and selling, general and administrative expense categories for the first quarter 1996 are consistent with the expense classification presented in the Company's financial statements in its SEC Form 10-KSB for 1995. The Company is currently in process of recasting the quarterly information for 1995 to conform to that being used for 1996 and used for its annual reporting in 1995. This information will be available for the Company's quarter and year-to-date reporting at June 30, 1996.

NET LOSS PER COMMON SHARE

The net loss per common share amount is based on the weighted average number of common shares outstanding during the period.


NOTE 2-ACQUISITION OF BUSINESSES AND SETTLEMENT OF ACQUISITION OBLIGATION

Effective January 1, 1995, the Company purchased substantially all of the assets of GIS Systems Limited Partnership ("GIS"), a company formerly engaged in the business of design, integration, installation and sale of admission control and revenue accounting computer systems for the entertainment industry. The Admits Gold, Select-a-Seat and Facility Management System are all products which the Company obtained through the acquisition. The purchase price for the acquisition was valued at $3,700,000 and was based upon the expected revenues of GIS and the competitiveness of its products. The purchase price consisted of 109,333 shares of the Company's common stock, 111,800 shares of the Company's Series B Preferred Stock, the Company's convertible promissory note in the principal amount of $591,000 and the Company's convertible promissory note in the principal amount of $1,733,335. In addition, the Company agreed to assume certain liabilities of GIS and loaned GIS $559,000. Two executives formerly associated with GIS, also agreed to serve as consultants to the Company for terms which have since expired for fees of $11,051 and $1,666 per month, respectively. The total purchase price of GIS was allocated based on fair value of net tangible assets acquired with the excess allocated to identifiable intangible components based on their individual estimated fair values, and the remainder was allocated to goodwill.

In order to simplify the Company's capital and debt structure, on March 11, 1996, the Company and GIS agreed to, among other things, settle the remaining obligation to GIS totaling $2,324,335 by the Company making a cash payment to GIS of $1,550,000, canceling the $559,000 note receivable from GIS, and canceling the $199,359 account receivable from GIS, and with GIS returning to the Company for retirement the 109,333 shares of Common Stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. On April 12, 1996, the transactions contemplated by the March 11 agreement were consummated.

NOTE 3 - STOCKHOLDERS' EQUITY

In October 1995, the Company completed a private placement of 208,600 shares of non-transferable convertible Series D Preferred Stock. Subsequent to the closing one of the investors converted 28,600 shares of Series D Preferred Stock purchased by him into 110,000 shares of Common Stock. During the first quarter of 1996 the remaining 180,000 shares of Series D Preferred Stock were converted by investors into 1,664,463 shares of Common Stock.

Effective March 27, 1996, the Board of Directors established one additional series of preferred stock; Series E. The authorized number of Series E shares is 350,000. Holders of such shares have no voting rights and dividend rates may be fixed by the Board of Directors at its sole discretion. The Series E Shares are convertible into shares of the Company's common stock. On March 27, 1996, the Company commenced a Private Placement of shares of the Company's newly established Series E Preferred Stock at $10.00 per share. Through the date of this filing 159,000 shares of the Series E Preferred Stock successfully closed with the Company receiving total proceeds, net of offering costs of $1,450,582. The Company has received stock subscriptions for the purchase of an additional 158,500 shares of Series E Preferred Stock which will result in an additional $1,381,918 net proceeds (after offering costs) to the Company if and when paid. There can be no assurance, however, that the Company will receive full payment of such subscriptions.

Paid-in capital has also increased in 1996 by approximately $47,000 as a result of the recognition of compensation related to executive stock options.


NOTE 4-NOTES PAYABLE, RELATED PARTY

On June 15, 1995, the Company borrowed $300,000 under a Convertible Secured Promissory Note due March 30, 1996, advanced from a former shareholder at an annual interest rate of 9.5%. As of the date of this filing the note remains unpaid.



NOTE 5  - LEGAL PROCEEDINGS

The Company's founder and former President and Chief Executive Officer has commenced an action against the Company in Florida state court. The former President alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes that the former President's suit is without merit and intends to vigorously defend the action.


NOTE 6-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                 1996                1995
                                                 ----                ----

Interest                                           -               $1,824
Income taxes                                       -                   -


NON-CASH INVESTING AND FINANCING ACTIVITIES:

1995:

The Company acquired substantially all the assets of GIS Systems Limited Partnership for total consideration of approximately $3,700,000 (common stock of $765,331, preferred stock of $559,000, and promissory notes of $2,324,335) and recorded assets at aggregate fair value of approximately $3,750,000, with assumed payables of approximately $50,000.

NOTE 7 - SUBSEQUENT EVENTS

On March 27, 1996, the Company commenced a Private Placement of shares of the Company's newly established Series E Preferred Stock at $10.00 per share. Through the date of this filing the sale of 159,000 shares of the Series E Preferred Stock successfully closed with the Company receiving total proceeds, (net of offering costs) of $1,450,582. The Company has received stock subscriptions for the purchase of an additional 158,500 shares which will, if and when paid, represent net proceeds of $1,381,918 (after offering expenses are paid). There can be no assurance, however, that the Company will receive full payment of such subscriptions.

On March 11, 1996, the Company and GIS Systems Limited Partnership executed an agreement whereby the parties agreed to, among other things, settle the remaining obligation to GIS totaling $2,324,335 by making a cash payment to GIS of $1,550,000, canceling the $559,000 note receivable from GIS, canceling a $199,359 account receivable from GIS, and with GIS returning to the Company for retirement the 109,333 shares of common stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. The cash payment of $1,550,000 to GIS on April 12, 1996 was principally provided from the proceeds of the Private Placement described above.

The following table sets forth a pro forma condensed balance sheet as of March 31, 1996, as if the sale of 159,000 shares of the Series E Preferred Stock successfully closed as of the date of this filing, and the GIS settlement, treated as a redemption and retirement of the related securities, discussed above had occurred as of March 31, 1996.

                                                                            MARCH 31, 1996
                                                   --------------------------------------------------------------
                                                                               PROFORMA               PROFORMA
                                                      HISTORICAL              ADJUSTMENTS           AS ADJUSTED
                                                   ---------------     ----------------------     ---------------
Cash                                               $    311,507            (1)  1,450,582             $   212,089
                                                                           (2) (1,550,000)

Other Current Assets                                   1,421,998           (2)   (199,359)              1,222,639
                                                   -------------                                      -----------
Total Current Assets                                   1,733,505                                        1,434,728
Non-Current Assets                                     4,563,196                                        4,563,196
                                                   -------------                                      -----------
Total Assets                                       $   6,296,701                                      $ 5,997,924
                                                   =============                                      ===========

Total Current Liabilities                             $2,262,572                                      $ 2,262,572

Promissory Notes Payable, Stockholders                 2,324,335           (2) (2,324,335)                      -
Common Stock Subject to Put Option                       140,000                                          140,000
                                                   -------------                                      -----------
Total Liabilities                                      4,726,907                                        2,402,572

STOCKHOLDERS' EQUITY

Preferred Stock                                            6,233           (1)      4,770                   7,649
                                                                           (2)     (3,354)

Common Stock                                             143,684           (2)     (3,279)                140,405

Additional Paid-In Capital                            14,068,188           (1)  1,445,812              15,536,609
                                                                           (2)     22,609
Put Option                                              (140,000)                                        (140,000)
Notes Receivable, Stockholders                          (559,000)          (2)    559,000                       -
Accumulated Deficit                                  (11,949,311)                                     (11,949,311)
                                                   -------------                                      -----------

Total Stockholders' Equity                             1,569,794                                        3,595,352
                                                   -------------                                      -----------

Total Liabilities & Stockholders' Equity              $6,296,701                                      $ 5,997,924
                                                   =============                                      ===========

(1) Reflects Private Placement, see above
(2) Reflects GIS settlement, see above

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with the financial statements and notes thereto, and is qualified in its entirety by reference thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996  VERSUS THREE MONTHS ENDED MARCH 31, 1995

Revenues:

Revenues increased to $1,465,989 for the first quarter of 1996 from $618,455 for the first quarter of 1995, an increase of $847,534 or 137%. Revenues consisted of new system sales of $1,305,559 in 1996 and $543,455 in 1995, and installations and maintenance and support to existing customers of $160,430 in 1996 and $75,000 in 1995. The continuing increase in revenues is primarily attributable to marketing activities by a larger sales staff, from the Company's enhanced products, and from new market accessibility resulting from the acquisition of Delta Information Services, Inc. ("Delta") in December 1994 and GIS Limited Partnership ("GIS") effective January 1995. Revenues for the first quarter of 1996 included approximately $324,000 from a specific customer contract being accounted for on a percentage of completion method. (See Note 1 to the financial statements).

Cost of Revenues:

Cost of revenues for the first quarter of 1996 includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering and installation of the systems, and the provision of customer support.

For the first quarter of 1995, cost of revenues includes principally the third party hardware and software acquired for customer installations and support. The estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues. In 1995, such costs were included in development costs and selling, general and administrative expenses.

For discussion purposes herein, cost of revenues will exclude the amounts of direct cost allocated principally from development costs to cost of revenues in 1996.

Cost of revenues (exclusive of direct costs of $106,833) increased to $645,057 from $365,555 in 1995, representing a $279,502, or 76%, increase. The increase resulted from the increased sales. As a percentage of revenues, cost of revenues in 1996 was 44% of revenues compared to 59% of revenues in 1995. The ratio of cost of revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company but acquired, as is certain software, for the customers. Sales of the Company's software and related systems development and support activities provides the Company greater gross margins. In addition, the Company's ability to price its products and services favorably impacts gross margins and therefore the cost of revenues percentage. These factors contributed to the change in the cost of revenues to revenues percentage between 1996 and 1995 since in 1996 a greater percentage of revenues was made up of systems development and support.

The Company's cost of revenues, development and selling, general and administrative expense categories for the first quarter 1996 are consistent with the expense classification presented in the Company's financial statements in its SEC Form 10-KSB for 1995. The Company is currently in process of recasting the quarterly information for 1995 to conform to that being used for 1996 and used for its annual reporting in 1995. This information will be available for the Company's quarterly and year-to-date reporting at June 30, 1996.

Development Costs:

Development costs decreased to $133,510 ($26,677 plus $106,833 of direct costs) in 1996 from $395,032 in 1995, a decrease of $261,522, or 66% . The decrease reflects the costs of development of several new products and the costs in 1995 associated with integrating products of the Company, GIS and Delta which did not also occur in 1996. The Company does intend to continue to develop products and enhance existing products to ensure competitive viability in the marketplace.

In addition, during the first quarter of 1996, existing development personnel were used to enhance certain systems previously installed in 1995 or earlier. These related costs of approximately $203,000 were charged against a product cost reserve established at December 31, 1995 for this purpose. Accordingly, since these costs were previously anticipated and expensed in 1995, development costs for 1996 have been favorably impacted.

Selling, General and Administrative:

Selling, general and administrative expenses (SGA) decreased to $863,810 in 1996 from $913,358 in 1995, representing a $49,548 or 5% decrease. As a percentage of revenues, these expenses were 59% in 1996 and 148% in 1995 which reflects the increase in revenues in 1996.

While the dollar amounts for SGA are not significantly different, the percentages to revenues are dramatically different which reflect the Company's ability, to a certain extent, to handle greater sales volume without significant increase in support personnel and facility costs. Operationally though, as explained elsewhere, the Company in the first quarter of 1995 was at the beginning of the transition period of integrating the operations and software of three companies- itself, GIS and Delta. Those integration expenses (principally consulting and personnel costs) are reflected in 1995 expenses and not 1996. As part of the integration process, the Company used consultants which are no longer retained, accounting for a large portion of the higher level of SGA in 1995.

Bad debt expense was $19,962 for the first quarter of 1996 compared to $-0- for the first quarter of 1995. Rent expense for corporate offices has increased from $14,566 for the first quarter of 1995 to $33,738 for the first quarter of 1996, a $19,172 increase related to the Company's move to new corporate offices.

Net loss decreased to $163,955 ($.04 a share) for the first quarter of 1996 from $1,067,814 ($.35 a share) for the first quarter of 1995. The components of the decrease in the Company's net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

From its inception in October 1985 through March 31, 1996 the Company has incurred a cumulative loss of $11,949,311, with a loss of $163,955 for the three months ended March 31, 1996.

In February 1995, the Company acquired substantially all of the assets of GIS for an aggregate consideration of approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's Common Stock valued at $765,331; 111,800 shares of the Company's Series B Preferred Stock valued at $559,000, and the Company's unsecured, non-interest bearing promissory notes in the aggregate amount of $2,324,335. In addition, the Company agreed to assume certain liabilities of GIS and loaned GIS $559,000 as evidenced by a promissory note from GIS due March 31, 1996, which was secured by the pledge to the Company of the 111,800 shares of the Company's Series B Preferred Stock.

In order to simplify the Company's capital and debt structure, on March 11, 1996, the Company executed an agreement with GIS in which the Company agreed to make a cash payment of $1,550,000 and cancel the $559,000 note receivable from GIS and the $199,359 account receivable from GIS in exchange for GIS canceling the Company's promissory notes in the aggregate amount of $2,324,335 and GIS returning their 109,333 shares of Common Stock and their 111,800 shares of Series B Preferred stock for retirement. On April 12, 1996, the transactions contemplated by the March 11 agreement were consummated.

The cash payment of $1,550,000 made to GIS was principally provided from the net proceeds of the Private Placement described below.

On March 27, 1996, the Company commenced a Private Placement of 350,000 of shares of the Company's newly established Series E Preferred Stock at $10.00 per share. Through the date of this filing the sale of 159,000 shares of the Series E Preferred Stock successfully closed with the Company receiving total proceeds, (net of offering costs) of $1,450,582. The Company has received stock subscriptions for the purchase of an additional 158,500 shares which, if and when paid, will result in net proceeds of $1,381,918 (after offering expenses are paid). There can be no assurance, however, that these subscriptions will be paid in full. The Company is considering raising additional funds and may do so through the sale of common and/or preferred stock.

At December 31, 1995, the Company reserved $297,000 to enhance systems installed in earlier years. During the first quarter of 1996, $203,000 was spent for these enhancements completed at 16 sites. As of March 31, 1996, $94,000 of the amount reserved at December 31, 1995 remains available for this purpose and Management believes this is sufficient to accomplish the remaining enhancements to be performed during 1996. While these enhancements are likely to result in future product and service revenues, no assurance can be given.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract, typically with some type of financial assurance such as a deposit. As of March 31, 1996 and December 31, 1995, the Company's backlog was approximately $1,500,000 and $1,200,000, respectively.

While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support revenues greater than the levels achieved in 1995. In addition, while no assurances can be given, management believes that the Company's operations should continue to progress throughout 1996 and that the net proceeds from the completion of the April 1996 Private Placement and the operating revenues from sales in 1996 should be sufficient to fund operations through 1996. Any significant new marketing and development programs will only be initiated if additional external financing has been obtained. See "Operational and Funding Matters and Reporting Basis" of Note 1 to the financial statements.

Part II-Other Information

Item 6-Exhibits and Reports on Form 8-K

(a)  Exhibits:  None

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1996.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Lasergate Systems, Inc.

                                       Registrant



Date: May 16, 1996                     /s/ John P. Warnick
      ------------                     -------------------
                                       John P. Warnick
                                       Vice President of Finance and
                                       Chief Financial Officer