Form 10KSB/A
period 1995-12-31
LASERGATE SYSTEMS INC
filed 1996-07-12
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDEMENT NO. 2
                                       ON
                                  FORM 10-KSB/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

At June 30, 1996, 7,257,845 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates 7,237,329 shares was $6,784,996

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     In December 1994, the Company acquired all the outstanding capital stock of Delta. This Ontario, Canada based company was engaged in the sale of admission control and revenue accounting systems targeted primarily at the ski industry. It was determined that the addition of Delta's ski install base, its name recognition as a leader in that industry, and its product functionality and audit safeguards would be of significant value to the Company. Moreover, it was determined the Delta software could be integrated with Gatepas to provide a product that the Company believed would be superior to currently available alternative systems.

     In February 1995, the Company acquired substantially all of the assets of GIS Limited Partnership. This Tampa, Florida based company was engaged in the sale of admission control and revenue accounting systems targeted specifically at fine arts facilities, museums, sporting facilities and various reserved seating entertainment facilities.

     The purchase of both Delta and GIS brought a significant install base to the Company which among other benefits included significant additional annual maintenance revenues. The combination of diversity of product capability in the various entertainment marketplaces and the goodwill and sales reference impact of its install base made the acquisitions very desirable. Management believes that the quality of the acquired install base, which includes a number of high profile facilities, will have a positive impact on its future sales efforts.

     These factors have allowed the Company to enter markets not previously accessible to it or that were not cost effective. As a result of the Delta and GIS acquisitions, revenues did substantially increase during 1995. However, as anticipated, the acquisition costs, both in time and money, and the costs of integrating the operations and personnel of these separate companies was expensive and the increased costs related to the integration process together with other costs related to the other changes in the Company referred to above more than offset the increased revenues.

     Due to the Company's net loss for 1995 of $4,206,782 and its history of operating losses which have accumulated to $11,785,356 at December 31, 1995, along with the Company's need for additional financing and/or capital infusion to fund operations for 1996 and to satisfy its cash obligations, our independent certified public accountants had originally qualified their accountants' report dated April 12, 1996 on the Company's 1995 financial statements as to a going concern uncertainty. However, subsequent to March 31, 1996 the Company successfully completed two private placements with the Company receiving (net of commission and offering expenses) $1,271,982 from March 27, 1996 through April 15, 1996 and an additional $178,000 from April 16, 1996 through April 22, 1996 for a total of $1,450,582 from the first private placement and an additional $5,172,500 from June 10, 1996 through June 27, 1996 from the second private placement for a total of $6,623,082 of capital raised subsequent to year end. Accordingly, the auditors have removed their going concern qualification. The following commentary within "Management's Discussion and Analysis" addresses the Company's operations for 1995 and its plan to reduce operating losses and its success in obtaining a capital infusion. These matters are also discussed in
Note 3 to the financial statements.

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

Selling, General and Administrative:

     Selling, general and administrative expenses increased to $4,082,914 in 1995 from $2,091,116 in 1994, representing a $1,991,798, or 95% increase. As a percentage of revenues, these expenses were 144% in 1995 and 200% in 1994 which reflects the increase in revenues in 1995.

     The principal components of the $1,991,798 increase in selling, general and administrative in 1995 as compared to 1994 are described below:

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

Other Income (Expense):

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

     On March  27,  1996,  the  Company  commenced  a Private  Placement  of the
Company's newly established Series E Preferred Stock at $10.00 per share. Through April 15, 1996, the Company received $1,271,982 and from April 16, 1996 through April 22, 1996, the Company received $178,000 for a total of $1,450,582, net of commissions and offering expenses, for the sale of 162,500 shares of preferred stock. As of April 22, 1996, the Private Placement was considered complete. As of June 28, 1996, 150,000 shares of the Series E Preferred Stock had been converted into 2,453,686 shares of the Company's Common Stock subsequent to year end.

     On June 10, 1996, the Company commenced a Private Placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 such shares. Also, on June 27, 1996, the Company used $300,000 of the proceeds of the Series F Preferred Stock Private Placement to pay off the notes payable to related parties and on June 28, 1996 the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same party. These preferred shares were potentially convertible into 2,636,126 shares of Common Stock had they not been redeemed.

     Each share of Series F Preferred Stock is also convertible into the Company's Common Stock, at a conversion price which is tied to the trading price of the Company's Common Stock at the time of conversion; provided, however, that for purposes of such conversion, a trading price which is less than $.45 per share will be deemed to be $.45 and a trading price which is more than $1.00 per share will be deemed to be $1.00.

     Upon payment of the $300,000 note and redemption of the Series A Convertible Preferred Stock, each of which was held by the same private investors, three members of the Company's board of directors (Stewart L. Krug, Lawrence Umstadter and Timothy Mahoney) who were nominated by such private investors and served at their request, resigned from the board. The Company intends to fill the vacancies created by such resignations once qualified replacements have been identified.

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

          Report of Independent Certified Public Accountants ............. F-1

          Consolidated Balance Sheets......................................F-2

          Consolidated Statements of Operations............................F-3

          Consolidated Statements of Stockholders' Equity (Deficit)........F-4

          Consolidated Statements of Cash Flows............................F-5

          Notes to Consolidated Financial Statements ......................F-7

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

Consolidated Balance Sheets as of December 31, 1995 and 1994                F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1995 and 1994                                                F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the
  Years Ended December 1995 and 1994                                        F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995 and 1994                                                F-5

Notes to Consolidated Financial Statements                                  F-7

                        (GRANT THORNTON LLP Letterhead)



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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasergate Systems, Inc. and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

In our report, dated April 12, 1996 (except for Paragraph 10 of Note 3 and Note 16, as to which the date was April 15, 1996), on the financial statements as of and for the year ended December 31, 1995, we had indicated in a separate explanatory paragraph that there was a substantial doubt about the Company's ability to continue as a going concern unless additional financing and/or capital infusion was obtained. As described in Note 3 to the financial statements, on June 28, 1996 the Company completed two private placements, thus obtaining the additional capital infusion. Accordingly, our report, as presented herein, does not contain the separate paragraph pertaining to the going concern uncertainty which was included in our previously issued report.


                                                    /s/ Grant Thornton LLP

                                                    GRANT THORNTON LLP




Tampa, Florida
April 12, 1996, (Except for Note 3 and Note 16, as to which the date is June 28, 1996)

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS
                                                                          1995                    1994
                                                                       ---------               --------
Current assets:
     Cash and cash equivalents                                      $    656,506             $ 1,589,837
     Accounts receivable, net of allowance for
       doubtful accounts of $36,000 and $17,000                          439,311                 152,529
     Account receivable, related party                                   199,359                       -
     Inventories                                                         325,664                 124,680
     Prepaid expenses                                                     84,392                 116,948
                                                                    ------------             -----------
                 Total current assets                                  1,705,232               1,983,994

Property and equipment, net                                              246,568                  96,993
Systems and software costs, net of amortization of
  $283,333 and $-0-                                                    1,416,667                 529,558
Goodwill, net of amortization of $132,579 and $-0-                     2,515,694                 536,919
Customer lists and support contracts, net of amortization of
  $70,833 and $-0-                                                       354,167                 125,000
Other assets, net                                                        167,908                 206,367
                                                                    ------------             -----------
                                                                    $  6,406,236             $ 3,478,831
                                                                    ============             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, related parties                                 $    300,000      $                -
     Notes payable, other                                                 21,757                  74,910
     Accounts payable, trade                                             634,863                 530,260
     Deferred revenues                                                   729,406                  62,000
     Accrued product costs                                               297,000                 281,075
     Accrued expenses                                                    272,104                 112,094
                                                                    ------------             -----------
                 Total current liabilities                             2,255,130               1,060,339

Notes payable, related party                                                   -                 200,000
Promissory notes payable, stockholders with conversion futures         2,324,335                       -
Obligations to issue common stock and common stock options                     -                 450,000
Common stock subject to put options                                      140,000                 210,000
                                                                    ------------             -----------
                 Total liabilities                                     4,719,465               1,920,339

Commitments and contingencies                                                  -                       -

Stockholders' equity:
     Preferred stock, $.03 par value,  2,000,000 shares
          authorized,  387,750 and 36,364 shares issued and
          outstanding at December 31, 1995 and 1994, respectively         11,633                   1,091
     Common stock, $.03 par value, 20,000,000 shares authorized,
          3,125,013 and 2,913,680 issued and outstanding at
          December 31, 1995 and 1994, respectively                        93,751                  87,412
     Additional paid-in capital                                       14,065,743               9,258,563
     Less:  Common stock, $.03 par value, 20,000 and 30,000 shares at December 31, 1995 and 1994, respectively,
                 subject to put options                                 (140,000)               (210,000)
            Notes receivable, stockholders                              (559,000)                      -
     Accumulated deficit                                             (11,785,356)             (7,578,574)
                                                                     -----------             -----------
                                                                       1,686,771               1,558,492
                                                                     -----------             -----------
                                                                     $ 6,406,236             $ 3,478,831
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

                    Lasergate Systems, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
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

PRODUCT COST LIABILITY

The Company has established a product cost liability. The Company has historically offered a three month warranty for its products. For the period commencing after the end of the warranty period, the Company had offered its customers a maintenance and service contract for an annual fee. However, both companies acquired, Delta and GIS, offered a one year warranty period followed by a maintenance and service contract. The Company continued the one year warranty practice throughout 1995. Effective June 1, 1996 the Company returned to its original 90 day warranty period.

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

In 1996, the Company intends to enhance, at no charge to their customers, several of the original Delta and GIS sites and has reserved $240,000 at December 31, 1995 to accomplish this. While these enhancements are likely to result in future product and service revenues, no absolute assurance can be given at this time.

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

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

NOTE 3 - OPERATIONAL AND FUNDING MATTERS

For the year ended December 31, 1995, the Company incurred a loss of $4,206,782 and has an accumulated deficit of $11,785,356 at December 31, 1995 and used cash in operating activities of $2,833,237 during 1995. In addition, current liabilities exceeded current assets by $ 549,898 at December 31, 1995.

In recent years the Company has had to rely on proceeds from private and public placements and loans (some of which were converted to stock) from former principal stockholders to fund its operations. (See Statements of Cash Flows).

A number of significant events have had a material impact on the Company's 1995 operating results, and its future prospects. The significant events included replacement of all of the Company's senior executives, including the
President/CEO (late 1994) as well as most of its other personnel, two acquisitions which included an additional customer base responsibility of over 200 locations, integration of personnel from both acquired companies, various related product integration and development efforts and a physical relocation to consolidate the operations and personnel of all companies. These events were expensive in terms of both time and money and took considerable attention from the management team to focus on these activities.

Although revenues increased to $2,835,206 in 1995 from $1,047,414 in 1994, the increased costs related to the integration process together with the other costs related to the other changes at the Company referred to above more than offset the increased revenues. The acquisitions and integration of Delta and the business assets of GIS also resulted in increased consulting, legal and accounting expenses and other non-recurring operating expenses.

Personnel related expenses, including fees paid to consultants holding key positions in sales, marketing and technical areas totaled $2,361,280. However, as the integration process progressed in 1995, the Company was able to curtail or eliminate in many cases the use of consultants by the end of 1995. By December 31, 1995 personnel in the Company totaled 27 individuals and several consultants. The current staffing level at June 30, 1996 is 34.

Although no assurances can be given, based on actual compensation expense and related costs for the first three months of 1996 (unaudited) and management's plan for 1996, reduced levels of these costs are expected to maintain the current sales level described below. The foregoing is a forward looking statement contingent on several factors including: no unexpected turnover of personnel; no need for additional expenses for unbudgeted personnel; and no unexpected adjustment to compensation levels currently being paid.

Although no assurances can be given, based on actual sales for the first three months of 1996 (unaudited) and committed sales orders to date (unaudited), revenues for 1996 will be at least at the level achieved in 1995, with greater revenues being targeted. The foregoing is a forward looking statement contingent upon no cancellation of existing sales orders and the receipt of future sales orders at the current rate.

On March 27, 1996, the Company commenced a Private Placement of the Company's newly established Series E Convertible Preferred Stock at $10.00 per share. Through April 22, 1996 (the date on which the offering terminated), the Company received $1,450,582, net of commissions and offering expenses, for the sale of 162,500 shares of preferred stock (see Note 16).

On April 12, 1996, the Company paid GIS the sum of $1,550,000 to settle the remaining obligations to GIS at a substantial discount. This payment included the redemption of 109,333 shares of common stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. (See Note 16).

On June 10, 1996, the Company commenced a Private Placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 such shares (see Note 16).

Also, on June 27, 1996, the Company used $300,000 of the proceeds of the Series F Private Placement to pay off the notes payable to related parties and on June 28, 1996 the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same parties. These preferred shares were potentially convertible into 2,636,126 shares of Common Stock had they not been redeemed.

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

Information as to shares subject to options is as follows:


                                                      Shares        Price per Share
                                                ------------------  ---------------
                                                  ISO        NQSO
                                                -------    -------
  Options outstanding, January 1, 1994             --         --
  Options granted                                82,667     18,300    $1.00 - 13.00
  Options canceled or forfeited                 (45,667)                      $1.00

  Options exercised                                (500)    (1,500)           $1.00
                                                -------    -------
  Options outstanding, December 31, 1994         36,500     16,800

  Options granted                                  --         --
  Options canceled or forfeited                  (3,500)   (14,800)   $1.00 - $3.63
                                                -------    -------
  Options outstanding, December 31, 1995         33,000      2,000
                                                =======    =======


Exercise price range per share of options
  outstanding at year end                       $  1.00    $1.00 - 13.00
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


NOTE 16 - SUBSEQUENT EVENTS

On March 27, 1996, the Company commenced a Private Placement of the Company's newly established Series E Convertible Preferred Stock at $10.00 per share. Through April 15, 1996, the Company received $1,271,982 and from April 16, 1996 through April 22, 1996, the Company received $178,000 for a total of $1,450,582, net of commissions and offering expenses, for the sale of 162,500 shares of preferred stock. As of April 22, 1996, the Private Placement was considered complete. As of June 28, 1996, 150,000 shares of the Series E Preferred Stock have been converted into 2,453,686 shares of the Company's Common Stock subsequent to year end.

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

On June 10, 1996, the Company commenced another Private Placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock.

Also, on June 27, 1996, the Company used $300,000 of the proceeds of the Series F Preferred Stock Private Placement to pay off the notes payable to related parties and on June 28, 1996 the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same parties. These preferred shares were potentially convertible into 2,636,126 shares of Common Stock had they not been redeemed.

The following table sets forth a pro forma condensed balance sheet as of December 31, 1995, as if the subsequent events described above had occurred at December 31, 1995.



                                                                   December 31, 1995
                                                ----------------------------------------------------------
                                                                        Pro forma              Pro forma
                                                  Historical           Adjustments            as adjusted
                                                  ----------           -----------            -----------
Cash                                             $   656,506           (1) 6,623,082
                                                                       (2)(1,550,000)           4,429,588
                                                                       (3)(1,300,000)

Other current assets                               1,048,726           (2)  (199,359)         $   849,367
                                                   ---------                                   -----------
  Total current assets                             1,705,232                                    5,278,955
Non-current assets                                 4,701,004                                    4,701,004
                                                   ---------                                   -----------
  Total Assets                                   $ 6,406,236                                  $ 9,979,959
                                                  ==========                                   ===========


Notes payable, related parties                   $   300,000           (3)  (300,000)         $         -
Other current liabilities                          1,955,130                                    1,955,130
                                                   ---------                                    ----------
  Total current liabilities                        2,255,130                                    1,955,130
Promissory notes payable, shareholders             2,324,335           (2)(2,324,335)                   -
Common stock subject to put option                   140,000                                      140,000
                                                   ---------                                    ----------
  Total liabilities                                4,719,465                                    2,095,130


STOCKHOLDER'S EQUITY
 Preferred stock                                      11,633           (1)     5,010
                                                                       (2)    (3,354)
                                                                       (3)    (2,879)
                                                                       (4)    (4,500)               5,910
Common stock                                          93,751           (2)    (3,279)
                                                                       (4)    73,611              164,083
Additional paid-in capital                        14,065,743           (1) 6,618,072
                                                                       (2)    22,609
                                                                       (3)  (997,121)
                                                                       (4)   (69,111)          19,640,192
Put option                                          (140,000)                                    (140,000)
Notes receivable, shareholders                      (559,000)          (2)   559,000                    -
Accumulated deficit                              (11,758,356)                                 (11,785,356)
                                                 ------------                                 ------------
  Total Stockholders' Equity                       1,686,771                                    7,884,829
                                                 ------------                                 ------------
  Total Liabilities and Stockholder's Equity     $ 6,406,236                                  $ 9,979,959
                                                 ============                                 ============



(1)  Reflects Private Placements, see above
(2)  Reflects GIS settlement, see above
(3) Reflects satisfaction of related party debt (exclusive of interest) and redemption of Series A Preferred Shares, see above
(4)  Reflects conversion of Series E Preferred Stock to Common Stock, see above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

Dated:  July 12, 1996