Form 10QSB
period 1996-06-30
LASERGATE SYSTEMS INC
filed 1996-08-19
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

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
Yes   X    No  ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class                                             Outstanding at August 15, 1996
- -----                                             ------------------------------

Common stock $0.03 par value                       7,432,061

Transitional Small Business Disclosure Format (check one)

Yes      No    X
    ---       ---

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

Part I.                  FINANCIAL INFORMATION                              PAGE

          Item 1.   Consolidated Financial Statements                          3

                    Consolidated Balance Sheets as of June  30, 1996           3
                    (unaudited) and December 31, 1995

                    Consolidated Statements of Operations                      4
                    (unaudited) for the three months and six months ended
                    June 30, 1996 and 1995

                    Consolidated Statements of Cash Flows                      5
                    (unaudited) for the six  months ended
                    June 30, 1996 and 1995

                    Notes to Financial Statements (unaudited)             6 - 10

          Item 2.   Management's Discussion and Analysis or Plan         11 - 16
                    of Operation

Part II.            OTHER INFORMATION

          Item 2.   Changes in Securities                                     16

          Item 6.   Exhibits and Reports on Form 8-K                          16

          Signature                                                           17

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              June 30,       December 31,
                                                                                1996            1995
                                                                            ------------    ------------
                                                                             (Unaudited)
Current assets
        Cash and cash equivalents                                           $  3,269,349    $    656,506
        Accounts receivable, net of allowance for
          doubtful accounts of  $90,170 and $36,127                            1,031,552         439,311
        Account receivable, related party                                            -0-         199,359
        Inventories                                                              200,140         325,664
        Prepaid expenses                                                          33,859          84,392
                                                                            ------------    ------------
              Total current assets                                             4,534,900       1,705,232
Property and equipment, net                                                      251,206         246,568
Systems and software costs, net                                                  200,000       1,416,667
Goodwill, net                                                                  2,449,200       2,515,694
Customer lists and support contracts, net                                        318,750         354,167
Other assets, net                                                                 66,371         167,908
                                                                            ------------    ------------

Total Assets                                                                $  7,820,427    $  6,406,236
                                                                            ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Note payable, related party                                         $        -0-    $    300,000
        Notes payable, other:                                                      3,108          21,757
        Accounts payable, trade                                                  410,409         634,863
        Deferred revenues                                                      1,012,813         729,406
        Accrued product costs                                                    480,807         297,000
        Accrued expenses                                                         840,111         272,104
                                                                            ------------    ------------
             Total current liabilities                                         2,747,248       2,255,130
Promissory notes payable, stockholders with conversion futures                       -0-       2,324,335
Common stock subject to put options                                              140,000         140,000
                                                                            ------------    ------------
Total liabilities                                                              2,887,248       4,719,465

Stockholders' equity:
        Preferred stock, $.03 par value, 2,000,000 shares
             authorized, 20,500 and 387,750 shares issued and
             outstanding at June 30, 1996 and December 31, 1995,
             respectively                                                            615          11,633
        Common stock, $.03 par value, 20,000,000 shares authorized,
             7,257,845 and 3,125,013 issued and outstanding at
             June 30, 1996 and December 31, 1995 , respectively                  217,735          93,751
        Additional paid-in capital                                            19,793,395      14,065,743
        Less:  Common stock, $.03 par value, 20,000 shares and 20,000 shares at June 30, 1996 and December 31, 1995, respectively,
             subject to put options                                             (140,000)       (140,000)
             Note receivable, shareholders                                          (-0-)       (559,000)
        Accumulated deficit                                                  (14,938,566)    (11,785,356)
                                                                            ------------    ------------
             Total stockholders' equity                                        4,933,179       1,686,771
                                                                            ------------    ------------
Total Liabilities and Stockholders' Equity                                  $  7,820,427    $  6,406,236
                                                                            ============    ============

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                       1996           1995           1996           1995
                                                    -----------    -----------    -----------    -----------
Revenues                                            $ 1,103,940    $   871,994    $ 2,569,929    $ 1,490,449

Operating expenses:

             Cost of Revenues                         1,040,161        475,011      1,792,051      1,056,656
             Development                                129,533        227,222        156,209        473,665
             Selling, general and administrative
             (Including write-down of software in
             June 1996 of $1,075,000)                 2,870,100        799,987      3,733,911      1,656,422
                                                    -----------    -----------    -----------    -----------

                        Operating Loss               (2,935,854)      (630,226)    (3,112,242)    (1,696,294)

Other income (expense)                                  (53,401)       (12,460)       (40,968)       (14,206)
                                                    -----------    -----------    -----------    -----------

                       Net loss                     ($2,989,255)   ($  642,686)   ($3,153,210)   ($1,710,500)
                                                    ===========    ===========    ===========    ===========

Net loss per common share                           ($     0.60)   ($     0.21)   ($     0.67)   ($     0.57)
                                                    ===========    ===========    ===========    ===========

Weighted Average Common Stock Outstanding             4,972,207      3,023,013      4,738,483      3,023,013
                                                    ===========    ===========    ===========    ===========







        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   Six Months Ended
                                                                   ----------------
                                                            June 30, 1996  June 30, 1995
                                                            -------------  -------------
Cash flows from operating activities:
        Net loss                                              ($3,153,210)   ($1,710,500)
        Adjustments to reconcile net loss
            to cash used in operating activities:
        Depreciation, write-down  and amortization              1,389,687        292,204
        Increase in provision for doubtful accounts                54,043         12,423
        Stock-based compensation                                  198,113        232,500
        Decrease (increase) in:
            Accounts receivable, trade                           (646,285)      (479,546)
            Inventories                                           125,523        (67,502)
            Prepaid expense                                        50,533         12,088
            Other current assets                                     --           25,798
            Other assets                                           77,790           --
        Increase (decrease) in:
            Accounts payable and accrued expenses                 349,108        (26,616)
            Accrued Product Costs                                 183,807        (21,394)
            Deferred revenue                                      283,407        283,849
                                                              -----------    -----------

            Net cash used in operating activities              (1,087,484)    (1,446,696)
                                                              -----------    -----------

Cash flows from investing activities:
        (Additions) to, disposal of, property and equipment       (51,998)       (81,460)
        Note receivable, stockholders                                --         (559,000)
        Other                                                        --           11,973
                                                              -----------    -----------
       Net cash provided (used) in investing activities           (51,998)      (628,487)
                                                                             -----------

Cash flows from financing activities:
        Proceeds from loans, related parties                         --          859,505
        Repayment of loans, related parties                      (300,000)          --
        Repayment of loans, other                                 (18,649)       (63,960)
        Repayment of obligations under capital leases              (2,108)        (6,702)
        Settlement of acquisition obligations                  (1,550,000)          --
        Net proceeds from issuance of  stock                    6,623,082           --
        Redemption of Preferred Stock                          (1,000,000)          --
                                                              -----------    -----------
        Net cash provided by financing activities               3,752,325        788,843
                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents            2,612,843     (1,286,340)

Cash and cash equivalents, beginning of period                    656,506      1,589,837
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $ 3,269,349    $   303,497
                                                              ===========    ===========


        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE 1 - FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

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

For the six months ended June 30, 1996, the Company used $1,087,484 of cash in operating activities and incurred a loss of $3,153,210. It also has an accumulated deficit at June 30, 1996 of $14,938,566. In recent years the Company has had to rely on proceeds from private placements and public offerings of its securities, and loans (some of which were converted to stock) in order to fund its operations. (See below).

The Company's financial statements have been prepared in conformity with generally accepted accounting principles. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the Company's balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. As more fully described in the Company's Annual Report on Form 10- KSB for 1995, management has taken various actions and revised its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence (see below).

 On March 27, 1996, the Company commenced the Private Placement of the Company's newly established Series E Preferred Stock at $10.00 per share. On April 22,
1996, 162,500 shares of the Series E Convertible Preferred Stock successfully closed with the Company receiving total proceeds, net of offering costs of $1,450,582.

On June 10, 1996, the Company commenced a Private Placement of 8,000 shares, at $750 per share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock.

On June 27, 1996 the Company used $329,359 of the proceeds of the Series F Private Placement to repay the entire Note Payable-Related Party of $300,000 and the interest accrued through that date. In addition, on June 28, the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same parties. These shares were potentially convertible into 2,636,126 shares of common stock had they not been redeemed.

REVENUE RECOGNITION

The Company's revenue recognition policy is fully explained in the notes to the Company's financial statements in its Annual Report on Form 10-KSB for 1995. During the quarter ended March 31, 1996, the Company had one customer installation which had been contracted to require more than ninety days to effect, and accordingly, the percentage of completion method was used to account for income. During the quarter ended June 30, 1996, this installation was completed. Accordingly, the remainder of the revenue, costs and resulting profit have been recognized.

CLASSIFICATION OF EXPENSES

Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated direct cost related to the support and maintenance of the Company's service contracts. While the Company believes that the estimated direct costs are reasonably stated and classified in all material respects, the Company intends to further refine its procedures of capturing and reporting this information in 1996. Such refinement could, to some extent, affect the comparability of the information being reported on.

For quarterly reporting in 1995, cost of revenues included principally the hardware and software acquired for customer installations and support. The estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues as is being done in 1996. For the purposes of this report, these types of costs were separately identified and reclassified as cost of revenues in order to report the results of operations for 1995 on a basis consistent with that used in 1996. These costs were approximately $216,090 and $392,580 for the three months and six months ending June 30, 1995.

NET LOSS PER COMMON SHARE

The net loss per common share amount is based on the weighted average number of common shares outstanding during the periods.

Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they are antidilutive. At June 30, 1996, there were options and warrants outstanding to purchase 3,031,067 common shares at prices ranging from $1.00 to $5.50 per share, in addition to 12,500 Series E Shares which converted on July 3, 1996 into 174,216 common shares and 8,000 Series F shares which can convert into as many as 17,777,778 common shares (see Note 7).

NOTE 2 - SETTLEMENT OF ACQUISITION OBLIGATION

In order to simplify the Company's capital and debt structure, on March 11, 1996, the Company and GIS Systems Limited Partnership ("GIS") agreed to, among other things, settle the remaining obligation to GIS totaling $2,324,335 by the Company making a cash payment to GIS of $1,550,000, canceling the $559,000 note receivable from GIS, and canceling the $199,359 account receivable from GIS, and with GIS returning to the Company for retirement the 109,333 shares of Common Stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. On April 12, 1996, the transactions contemplated by the March 11 agreement were consummated. The payment of $1,550,000 was principally provided from the proceeds of the Series E Private Placement.

NOTE 3 - SYSTEMS AND SOFTWARE COSTS

The Company markets products that typically require substantial customization in order to meet the customers' particular requirements. Near the end of June 1996 the Company commenced an assessment of its marketing strategy related to the Company's current software products. While the Company has been able to reduce the cost of installing, customizing, and servicing (maintaining) the customized software, these costs have remained higher than targeted levels. With anticipated increased revenues, though no assurances are given, the Company continues to believe that it would successfully generate profits from the current software. The Company commissioned the referred to assessment to determine whether the Company's computer products could be modified in order to provide more product options to its customers without incurring substantial customization costs. Although the assessment principally focused on the conceptual design of the products to be offered and was not an inquiry as to whether any technological innovations needed to be implemented in order for the Company to competitively market its products, the Company's marketing and development personnel confirmed that the ticketing, access control and other technologies which define the current products remain competitive in the marketplace.

The Company has most recently concluded, as a result of the assessment, that instead of marketing products that require substantial customization, it will design and offer its products in a modular fashion. They will consist of a primary product with optional pre-developed modules to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company the opportunity to use the same development tool (high level programming language) for each module, thus providing a certain degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion will be a highly effective method of providing business solutions to the entertainment industry.

Accordingly, the Company has commenced the development of this new marketing approach and expects the new products, incorporating the modular concept, will be available for sale by the second quarter of 1997. The current software will continue to be marketed until that time and the Company will continue to support the software for some period beyond the introduction of the new product for those customers who intend to continue using the current software.

Because of the recent strategic decision described above, the Company reviewed the valuation of the current software cost (pre-write down amortized balance of $1,275,000 at June 30, 1996) in accordance with the net realizable value determination provisions under SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, a write-down of $1,075,000 has been made to the software's carrying value. The software's estimated net realizable value as adjusted of $200,000 at June 30, 1996 principally relates to the Company's engineers estimate of the value of the current products proven program and product design which will be incorporated into the new product concept and is expected to be fully realized (recoverable) through future revenues.

The Company expects to incur approximately $250,000 to $400,000 of new product development costs by the second quarter of 1997 in order to complete the development of the new product.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions beginning in 1997 in the areas of product development and customer support. In addition, the product will have a new appearance which is more user friendly. As a result, the Company expects its new products to be more competitive in the market.

NOTE 4 - DEPRECIATION AND AMORTIZATION

Depreciation and Amortization Expense for the six months ended June 30, 1996 and 1995 was $1,389,687 and $292,204. This includes a write-down at June 30, 1996 of $1,075,000. Accumulated depreciation and amortization as of June 30, 1996 and 1995 was $2,166,718 and $777,031.

NOTE 5  - PRODUCT COST LIABILITY

At December 31, 1995 the Company reserved $297,000 to provide enhancements, free of charge, on systems installed in earlier years. During the first quarter of 1996, $203,000 was spent for these enhancements. All but one of the remaining sites were enhanced during June and July, 1996 while product shortages were occurring. However, some of these modifications were more costly to perform than originally estimated, and the Company has committed to making similar enhancements to additional customers. As a result, an additional $387,000 has been accrued at June 30, 1996 in order to provide for the cost of completing all enhancements committed.

NOTE 6 - NOTE PAYABLE, RELATED PARTY

On June 15, 1995, the Company borrowed $300,000 under a Convertible Secured Promissory Note due March 30, 1996, advanced from a former shareholder at an annual interest rate of 9.5%. On June 27, 1996 the Company used $329,359 to repay the entire Note Payable-Related Party of $300,000 and the interest accrued through that date. In addition, on June 28, 1996 the Company paid $1,000,000 to the same related party in order to redeem 95,950 shares of Series A Convertible Preferred Stock. These shares were potentially convertible into 2,636,126 shares of common stock had they not been redeemed.

NOTE 7 - STOCKHOLDERS' EQUITY

ISSUANCE OF STOCK

On March 27, 1996, the Company commenced a private placement of shares of the Company's newly established Series E Preferred Stock at $10.00 per share. On
April 22,  1996,  162,500  shares of the Series E Preferred  Stock  successfully closed with the Company receiving total proceeds, net of commissions and offering costs, of $1,450,582. As of June 30, 1996, 150,000 Series E shares had converted into 2,453,686 common shares. On July 3, 1996, the remaining 12,500 Series E shares were converted into 174,216 shares of common stock.

On June 10, 1996, the Company commenced a private placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock. Each Series F share has a face value of $1,000, bears a 4% cumulative dividend, and is convertible into shares of common stock after August 7, 1996 at generally, the average market price for the five trading days preceding conversion. However, if such average market price is more than $1.00, the conversion price will be $1.00, and one preferred share will convert into 1,000 shares of common stock; and if such average market price is less than $0.45, the conversion price will be $0.45, and one preferred share will convert into 2,222 shares of common stock. Thus, the 8,000 Series F shares are convertible into between 8,000,000 and 17,777,778 shares of common stock. In addition, the cumulative dividend on these shares is convertible into shares of common stock in the same manner as the Series F shares.

On June 28, 1996 the Company used $329,359 to repay the entire Note Payable-Related Party of $300,000 and the interest accrued through that date. In addition, the Company paid $1,000,000 to the same related party in order to redeem 95,950 shares of Series A Convertible Preferred Stock. These shares were potentially convertible into 2,636,126 shares of common stock had they not been redeemed.

Paid-in capital has also increased in 1996 by approximately $198,000 as a result of the recording of stock-based compensation.

RESERVATION AND AUTHORIZATION OF COMMON STOCK

Upon the sale of 8,000 shares of Series F Convertible Preferred Stock, the Company reserved 8,000,000 shares of common stock to provide for their conversion. If the average market price of the Company's common stock is less than $1.00 per share (thus permitting the holders of the Company's Series F Preferred Stock to convert it into more than 8,000,000 shares of common stock), the private investors which purchased the Series F shares have agreed to not request conversion of more preferred shares than the amount which would require the issuance of 8,000,000 common shares until the Company increases its authorized number of shares of common stock. The Board of Directors plan to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock. Upon approval of this amendment by the shareholders of the Company, the Company will reserve 9,777,778 additional shares to allow for the possibility of the Series F shares converting into as many as 17,777,778 common shares.

NOTE 8  - LEGAL PROCEEDINGS

The Company's founder and former President and Chief Executive Officer, has commenced an action against the Company in Florida state court. The former president alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes that the former president's suit is without merit and intends to vigorously defend the action. There have been no significant changes regarding this action since last quarter.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:

                                                           Six Months Ended
                                                           ----------------
                                                      1996                 1995
                                                      ----                 ----

Interest                                            $29,359              $2,043

Income Taxes                                         -0-                    -0-

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

NEW DEVELOPMENTS AFFECTING OPERATIONS

The Company markets products that typically require substantial customization in order to meet the customers' particular requirements. Near the end of June 1996 the Company commenced an assessment of its marketing strategy related to the Company's current software products. While the Company has been able to reduce the cost of installing, customizing, and servicing (maintaining) the customized software, these costs have remained higher than targeted levels. With anticipated increased revenues, though no assurances are given, the Company continues to believe that it would successfully generate profits from the current software. The Company commissioned the referred to assessment to determine whether the Company's computer products could be modified in order to provide more product options to its customers without incurring substantial customization costs. Although the assessment principally focused on the conceptual design of the products to be offered and was not an inquiry as to whether any technological innovations needed to be implemented in order for the Company to competitively market its products, the Company's marketing and development personnel confirmed that the ticketing, access control and other technologies which define the current products remain competitive in the marketplace.

The Company has most recently concluded, as a result of the assessment, that instead of marketing products that require substantial customization, it will design and offer its products in a modular fashion. They will consist of a primary product with optional pre-developed modules to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company the opportunity to use the same development tool (high level programming language) for each module, thus providing a certain degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion will be a highly effective method of providing business solutions to the entertainment industry.

Accordingly, the Company has commenced the development of this new marketing approach and expects the new products, incorporating the modular concept, will be available for sale by the second quarter of 1997. The current software will continue to be marketed until that time and the Company will continue to support the software for some period beyond the introduction of the new product for those customers who intend to continue using the current software.

Because of the recent strategic decision described above, the Company reviewed the valuation of the current software cost (pre-write down amortized balance of $1,275,000 at June 30, 1996) in accordance with the net realizable value determination provisions under SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, a write-down of $1,075,000 has been made to the software's carrying value. The software's estimated net realizable value as adjusted of $200,000 at June 30, 1996 principally relates to the Company's engineers estimate of the value of the current products proven program and product design which will be incorporated into the new product concept and is expected to be fully realized (recoverable) through future revenues.

The Company expects to incur approximately $250,000 to $400,000 of new product development costs by the second quarter of 1997 in order to complete the development of the new product.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions beginning in 1997 in the areas of product development and customer support. In addition, the product will have a new appearance which is more user friendly. As a result, the Company expects its new products to be more competitive in the market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

REVENUES:

Revenues increased 27% to $1,103,940 for the second quarter of 1996 from $871,994 for the second quarter of 1995. The continuing increase in revenues is primarily attributable to marketing activities by a larger sales staff, from the Company's enhanced products, and from new market accessibility resulting from the acquisition of Delta Information Services, Inc. ("Delta") in December 1994 and GIS effective January 1995. Maintenance revenues represented approximately 11% of total revenues for the three months ended June 1996 and for the three months ended June 1995.

CLASSIFICATION OF EXPENSES:

Cost of revenues for the second quarter of 1996 includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering and installation of the systems, and the provision of customer support. In the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, cost of revenues was reported on a basis consistent with 1996. However, for quarterly reporting in 1995, cost of revenues included principally the hardware and software acquired for customer installations and support, but the estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues as is being done in 1996. For the purposes of this report, these types of costs were separately identified and reclassified from Development or SG&A to cost of revenues in order to report the results of operations for 1995 on a basis consistent with that used in 1996.

COST OF REVENUES:

Cost of revenues for the second quarter of 1996 increased to $1,040,161 from $475,011 for the second quarter of 1995. The increase resulted primarily from the increased sales, and the additional accrual of product cost liabilities (see
Note 5 to the financial statements). Cost of revenues represented 94% of revenues during the second quarter of 1996 as compared to 54% during the second quarter of 1995. However, if this accrual is excluded, cost of revenues as a percentage of revenues was 59% in 1996 compared to 54% of revenues in 1995. This difference was primarily caused by inefficiencies in 1996 due to product shortages and delayed shipments by vendors . This was the result of the Company fully utilizing credit lines with vendors and having to delay the placement of orders with vendors until cash was available from accounts receivable collections. Shipment interruptions and delays occurred from May through and July, 1996. Normal shipments resumed in mid-July 1996, shortly after completion of the Series F private placement (see Note 7 of the financial statements).

DEVELOPMENT COSTS:

Development costs decreased to $129,533 for the second quarter of 1996 from $227,222 for the second quarter of 1995, a decrease of $97,689, or 43% . Of this amount, $20,000 was the result of higher allocations to cost of revenue. The remaining $77,689 decrease is a result of development efforts in 1996 being directed towards providing enhancements to previously installed systems (see
Note 5 to the financial statements). Accordingly, these costs were charged to the accrued product cost reserve. The Company intends to continue to develop products and enhance existing products to ensure competitive viability in the marketplace, (See Note 3 to the financial statements).

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses (SG&A) increased to $2,870,100 for the second quarter of 1996 from $799,987 for the second quarter of 1995, representing a $2,070,113 or 259% increase. These amounts represent 260%
of revenues in 1996 and 92% of revenues in 1995. The increase was due to several items, including a write-down of capitalized software, and increases in compensation expense, shareholder relations expense, professional fees, and other expenses.

Capitalized software was written down $1,075,000 at June 30, 1996 due to the development of a replacement product which is expected to be available for sale in the second quarter of 1997 (see Note 3 to the financial statements). SG&A in 1995 did not include any write-downs or write-offs.

Employee compensation expenses increased to $750,000 for the second quarter of 1996 from $244,000 for the second quarter of 1995, an increase of $506,000. Of this amount, $365,000 represents a provision for one-half of the cash-based and stock-based incentive compensation that is planned for the executive group and managers for 1996. Since no provision was made in the first quarter of 1996, one-half of the annual amount was provided for in the second quarter. At this time last year, no amounts had been accrued. The remainder of the increase in compensation expense, $141,000, represents increased commissions of $71,000 due to increased sales increased salaries of $20,000 due to increased headcount and decreased allocations to cost of revenues.

Shareholder relations expenses totaled $110,000 in 1996 versus $7,000 in 1995. This increase of $103,000 includes a $100,000 payment to a public relations firm engaged to inform the Company's shareholders, and others interested in the Company's activities.

Accounting, legal and other professional services increased $83,000, to $189,000 in 1996 from $106,000 in 1995. Legal fees represent $46,000 of the increase, of which $13,000 represents services rendered in preparing the Company's defense to a suit brought by a former President/CEO of the Company which the Company intends to vigorously defend. The remaining $33,000 of the increased legal fees relates primarily to the two private placements completed. No expenses related to these placements have been capitalized.

Net loss increased to $2,989,255 ($.60) a share for the second quarter of 1996 from $642,686 ($.21) a share for the second quarter of 1995. The components of the decrease in the Company's net loss are explained above.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

REVENUES:

Revenues increased 72% to $2,569,929 for the six months ended June 1996 from $1,490,449 for the six months ended 1995. The continuing increase in revenues is primarily attributable to marketing activities by a larger sales staff, from the Company's enhanced products, and from new market accessibility resulting from the acquisition of Delta Information Services, Inc. ("Delta") in December 1994 and GIS Limited Partnership ("GIS") effective January 1995. Maintenance revenues represent approximately 11% of total revenues for the six months ended June 1996 and June 1995.

COST OF REVENUES:

Cost of revenues increased to $1,792,051 for the six months ended 1996 from $1,056,656 of the six months ended 1995. The increase resulted from the increased sales, and the additional accrual of product cost liabilities (see
Note 5 to the financial statements). This represents 70% of revenues for the six months ended June 1996, and 71% of revenues for the six months ended June 1995. However, if this accrual is excluded, cost of revenues as a percentage of revenues was 55% in 1996 compared to 71% of revenues for the six months ended June 1995. This difference was primarily caused by inefficiencies in 1995 due to the integration of the new products acquired from Delta and GIS.

DEVELOPMENT COSTS:

Development costs decreased to $156,209 for the six months ended 1996 from $473,665 for the six months ended 1995, a decrease of $317,456, or 67% . Of this amount, $74,000 was the result of higher allocations to cost of revenues. The remaining $243,456 is a result of development efforts in 1996 being directed towards providing enhancements to previously installed systems (see Note 5 to the financial statements), and higher than usual development costs in 1995 due to the integration of the new products acquired from Delta and GIS.

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

During 1995, the Company dedicated significant resources towards integrating acquired products and resolving technical difficulties involved with the installation and maintenance of the products.

The   Company  intends to  continue to develop  products  and  enhance  existing products to ensure competitive viability in the marketplace, (See Note 3 to the financial statements).

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses (SG&A) increased to $3,733,911 for the six months ended of 1996 from $1,656,422 for the six months ended 1995, representing a $2,077,489 or 125% increase. These amounts represent 145% of revenues in 1996 and 111% of revenues in 1995. The increase was due to several items, including a write-down of capitalized software and increases in compensation expense, shareholder relations expense, professional fees, and other expenses.

Capitalized software was written down $1,075,000 at June 30, 1996 due to the development of a replacement product which is expected to be available for sale in the second quarter of 1997 (see Note 3 to the financial statements). SG&A in 1995 did not include any write-downs or write-offs.

Employee compensation expenses increased to $1,011,000 from $630,000, an increase of $381,000. One component of this is an increase of $365,000 due to a provision for one-half of the cash-based and stock-based incentive compensation that is planned for the executive group and managers in 1996. In 1995, incentive compensation was recorded when paid, with none being paid in the six months ended June 30. Other components of the increase include decrease in consulting expenses of $94,000, an increase in commissions expense of $92,000 due to increased sales and an increase in salaries of $18,000 due to increased headcount.

Shareholder relations expenses totaled $110,000 in 1996 versus $7,000 in 1995. This increase of $103,000 includes a $100,000 payment to a public relations firm engaged to inform the Company's shareholders and others interested in the Company's activities.

Accounting, legal and other professional services increased $93,000, to $302,000 in 1996 from $209,000 in 1995. Legal fees increased $29,000 of which $13,000 represents services rendered related to preparing the Company's defense to a suit brought by a former President/CEO of the Company which the Company intends to vigorously defend. The remaining $16,000 of the increased legal fees consists of a decrease I fees for general business purposes and an increase of approximately $33,000 due to the two private placements completed. No expenses related to these placements have been capitalized.

Net loss increased to $3,153,210 ($.67) a share for the six months ended June 30, 1996 from $1,710,500 ($.57) a share for the six months ended June 30, 1995. The components of the decrease in the Company's net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, the Company used $1,087,484 of cash in operating activities and incurred a loss of $3,153,210. It has also accumulated a deficit of $14,938,566 from its inception in March 1985 through June 30, 1996. In recent years the Company has had to rely on proceeds from private and public placements and loans (some of which were converted to stock) in order to fund its operations.

In order to simplify the Company's capital and debt structure, on March 11, 1996, the Company executed an agreement with GIS in which the Company agreed to make a cash payment of $1,550,000 and cancel the $559,000 note receivable from GIS and the $199,359 account receivable from GIS in exchange for GIS canceling the Company's promissory notes in the aggregate amount of $2,324,335 and GIS returning their 109,333 shares of Common Stock and their 111,800 shares of Series B Preferred stock for retirement. On April 12, 1996, the transactions contemplated by the March 11 agreement were consummated. The cash payment of $1,550,000 made to GIS was principally provided from the net proceeds of the Series E Private Placement described below.

On March 27, 1996, the Company commenced a Private Placement of 350,000 shares of the Company's newly established Series E Preferred Stock at $10.00 per share. 162,500 shares of the Series E Preferred Stock successfully closed with the Company receiving total proceeds, net of offering costs, of $1,450,582.

On June 10, 1996, the Company commenced a Private Placement of 8,000 shares, at $750 per share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock.

On June 27, 1996 the Company used $329,359 of the proceeds of the Series F Private Placement to repay the entire Note Payable-Related Party of $300,000 and the interest accrued through that date. In addition, on June 28, the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same parties. These shares were potentially convertible into 2,636,126 shares of common stock had they not been redeemed.

The Company expects to incur approximately $250,000 to $400,000 of new product development costs by the second quarter of 1997 in order to complete the development of a new (replacement) product.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract, typically with some type of financial assurance such as a deposit. As of June 30, 1996 and December 31, 1995, the Company's backlog was approximately $900,000 and $1,200,000, respectively.

While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support revenues greater than the levels achieved in 1995. In addition, while no assurances can be given, management believes that the Company's operations should continue to progress throughout 1996 and that the net proceeds from the completion of the April 1996 and June 1996 Private Placements and the operating revenues from sales in 1996 should be sufficient to fund operations through 1997. See "Operational and Funding Matters and Reporting Basis" of Note 1 to the financial statements.

Part II-Other Information

Item 2 - Changes in Securities

On June 6, 1996, the Board of Directors of the Registrant authorized a new series of preferred convertible stock, par value $.03, designated as the "Series F Preferred Stock." The authorized number of such shares of the Series F Stock is 8,000 (the "Series F Shares"). Each Series F Share has a face value of $1,000, bears a 4% cumulative dividend (the "Dividend") and is convertible into Common Shares at the average market price for the five trading days preceding conversion. However, if such average market price is more than $1.00, the conversion price will be $1.00, and one Series F Share will convert into 1,000 Common Shares; if such average market price is less than $0.45, the conversion price will be $0.45, and one Series F Share will convert into 2,222 Common Shares. Thus, the Series F. Shares are convertible into between 8,000,000 and 17,777,778 Common Shares. Additionally, the Dividend is convertible into Common shares in the same manner as the Series F Shares. The Series F Shares limit the rights of the holders of shares of Common Stock or other series of preference shares by providing a liquidation preference of $1,000 per Series F share. The Series F. Shares rank pari passu with the shares of the other series of preferred stock. On June 20, 1996, the Company commenced a private placement of the Series F Shares, at $750 per share. On June 27, 1996, the private placement closed with the Company receiving $5,172,500, net of commissions and offering expenses for the sale of the Series F Shares.

Item 6-Exhibits and Reports on Form 8-K

(a)  Exhibits:


           4.1 Form of Series F Subscription Agreement for the Purchase of Shares of Series F Preferred Stock

           4.2 Form of Registration Rights Agreement With Respect to the Purchases of Shares of Series F Preferred Stock

           27.1       Financial Data Schedule

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1996.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Lasergate Systems, Inc.

                                                       Registrant



Date: August 19,  1996                                 /s/Philip P. Signore
                                                       --------------------
                                                       PHILIP P. SIGNORE
                                                        Vice President and
                                                       Chief Financial officer