Form 10QSB/A
period 1996-06-30
LASERGATE SYSTEMS INC
filed 1996-10-31
CIK 797324

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       ON
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended June 30, 1996.


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
           ___________

                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
               -------------------------------------------------
              (Exact name of small business issuer in its charter)

            FLORIDA                                             59-2543206
----------------------------------                         -------------------
 (State or other jurisdiction                                (I.R.S.Employer
 of incorporation or organization)                         Identification No.)

           28050 U.S. 19 NORTH, SUITE 502, CLEARWATER, FLORIDA 34621
          ------------------------------------------------------------
          (Address of principal executive office)            (Zip Code)


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

Class                                            Outstanding at October 30, 1996
-----                                            ------------------------------

Common stock $0.03 par value                              7,432,061

Transitional Small Business Disclosure Format (check one)

Yes      No    X
    ---       ---


--------------------------------------------------------------------------------

                             LASERGATE SYSTEMS, INC.

                                AMENDMENT NO.1 ON

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----
Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                          3

          Signature                                                           4

Part II   -    Other Information

Item 6    -    Exhibits and Reports on Form 8-K

(a)  Exhibits:


           3.1        Amended  and  Restated  Articles of  Incorporation  of the
                      Registrant.

          *4.1 Form of Series F Subscription Agreement for the Purchase of Shares of Series F Preferred Stock

          *4.2 Form of Registration Rights Agreement With Respect to the Purchases of Shares of Series F Preferred Stock

          *27.1       Financial Data Schedule

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1996.

-------------------------
*    Previously filed.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Lasergate Systems, Inc.

                                                       Registrant



Date: October 31, 1996                                /s/ PHILIP P. SIGNORE
                                                       --------------------
                                                       PHILIP P. SIGNORE
                                                        Vice President and
                                                       Chief Financial Officer