Form 10QSB
period 1996-09-30
LASERGATE SYSTEMS INC
filed 1996-11-15
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           for the quarterly period ended September 30, 1996.

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           for the transition period from _______________ to _____________

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
Yes  [X]   No  [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class                                         Outstanding at November 14, 1996
-----                                         --------------------------------

Common stock $0.03 par value                             7,432,061

Transitional Small Business Disclosure Format (check one)

Yes [_]  No [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

Part I.    FINANCIAL INFORMATION                                            PAGE

           Item 1.  Consolidated Financial Statements                          3

                    Consolidated Balance Sheets as of September  30, 1996      3
                    (unaudited) and December 31, 1995

                    Consolidated Statements of Operations                      4
                    (unaudited) for the three months and nine months ended September 30, 1996 and 1995

                    Consolidated Statements of Cash Flows                      5
                    (unaudited) for the nine  months ended
                    September 30, 1996 and 1995

                    Notes to Financial Statements (unaudited)             6 - 10

           Item 2.  Management's Discussion and Analysis or Plan              11
                    of Operation

Part II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                          15

           Signature                                                          16

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                   ------------    ------------
                                                                                    (Unaudited)
Current assets
        Cash and cash equivalents                                                  $  2,537,579    $    656,506
        Accounts receivable, net of allowance for
          doubtful accounts of  $93,771 and $36,127                                     933,185         439,311
        Account receivable, related party                                                   -0-         199,359
        Inventories                                                                      92,920         325,664
        Prepaid expenses                                                                 28,967          84,392
                                                                                   ------------    ------------
              Total current assets                                                    3,592,651       1,705,232
Property and equipment, net                                                             292,282         246,568
Systems and software costs, net                                                         188,888       1,416,667
Goodwill, net                                                                         2,415,952       2,515,694
Customer lists and support contracts, net                                               301,042         354,167
Other assets, net                                                                       145,376         167,908
                                                                                   ------------    ------------

Total Assets                                                                       $  6,936,191    $  6,406,236
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Note payable, related party                                                $        -0-    $    300,000
        Notes payable, other:                                                            29,556          21,757
        Accounts payable, trade                                                         166,268         634,863
        Deferred revenues                                                               677,367         729,406
        Accrued product costs                                                           470,684         297,000
        Accrued expenses                                                              1,008,156         272,104
                                                                                   ------------    ------------
             Total current liabilities                                                2,352,031       2,255,130
Promissory notes payable, stockholders with conversion futures                              -0-       2,324,335
Common stock subject to put options                                                     140,000         140,000
                                                                                   ------------    ------------
Total liabilities                                                                     2,492,031       4,719,465

Stockholders' equity:
        Preferred stock, $.03 par value, 2,000,000 shares authorized,  8,000 and
             387,750 shares issued and outstanding at
             September 30, 1996 and December 31, 1995,  respectively                        240          11,633
        Common stock, $.03 par value, 20,000,000 shares authorized,
             7,432,061 and 3,125,013 issued and outstanding at
             September 30, 1996 and December 31, 1995 , respectively                    222,961          93,751
        Additional paid-in capital                                                   19,835,419      14,065,743
        Less:  Common stock, $.03 par value, 20,000 shares and 20,000 shares at September  30, 1996 and December 31, 1995, respectively,
             subject to put options                                                    (140,000)       (140,000)
             Note receivable, shareholders                                                  -0-       (559,000)
        Accumulated deficit                                                         (15,474,460)    (11,785,356)
                                                                                   ------------    ------------
             Total stockholders' equity                                               4,444,160       1,686,771
                                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                                         $  6,936,191    $  6,406,236
                                                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                               --------------------------------   -------------------------------
                                                        1996           1995           1996           1995
                                                    -----------    -----------    -----------    -----------
Revenues                                            $ 1,005,860    $   777,895    $ 3,575,790    $ 2,268,344

Operating expenses:

             Cost of Revenues                           481,203        542,590      2,273,254      1,599,246
             Development                                150,821         98,048        312,884        571,713
             Selling, general and administrative
             (Including write-down of software in
             June 1996 of $1,075,000)                   946,694        964,288      4,674,753      2,620,707
                                                    -----------    -----------    -----------    -----------

                        Operating Loss                 (572,858)      (827,031)    (3,685,101)    (2,523,322)

Other income (expense)                                   36,965         (6,535)        (4,003)       (20,742)
                                                    -----------    -----------    -----------    -----------

                       Net loss                     ($  535,893)   ($  833,566)   ($3,689,104)   ($2,544,064)
                                                    ===========    ===========    ===========    ===========

Net loss per common share                           ($     0.07)   ($     0.28)   ($     0.65)   ($     0.84)
                                                    ===========    ===========    ===========    ===========

Weighted Average Common Stock Outstanding             7,428,274      3,023,013      5,656,674      3,023,013
                                                    ===========    ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Nine Months Ended
                                                              September 30,  September 30,
                                                                  1996           1995
                                                              -----------    -----------
Cash flows from operating activities:

Net loss                                                      ($3,689,104)   ($2,544,064)
       Adjustments to reconcile net loss
            to cash used in operating activities:
        Depreciation, write-down  and amortization              1,490,775        440,003
        Increase in provision for doubtful accounts                57,644        150,733
        Stock-based compensation                                  244,988        326,250
        Decrease (increase) in:
            Accounts receivable, trade                           (551,520)      (572,394)
            Inventories                                           232,744         71,888
            Prepaid expense                                        55,425         38,911
            Other current assets                                  (87,375)        40,009
            Other assets                                           77,790           --
        Increase (decrease) in:
            Accounts payable and accrued expenses                 308,663       (151,149)
            Accrued Product Costs                                 173,684        (21,394)
            Deferred revenue                                      (52,039)       551,259
                                                              -----------    -----------

Net cash used in operating activities                          (1,738,325)    (1,669,948)
                                                              -----------    -----------

Cash flows from investing activities:
        (Additions) to, disposal of, property and equipment      (123,725)       (82,666)
        Note receivable, stockholders                                --         (559,000)
        Other                                                        --           29,657
                                                              -----------    -----------

 Net cash provided (used) in investing activities                (123,725)      (612,009)
                                                              -----------    -----------

Cash flows from financing activities:
        Proceeds from loans, related parties                         --          859,505
        Repayment of loans, related parties                      (300,000)          --
        Proceeds from loans                                        30,200           --
        Repayment of loans, other                                 (29,067)       (74,910)
        Repayment of obligations under capital leases             (31,092)        (8,651)
        (Settlement)/Procceds of acquisition obligations       (1,550,000)          --
        Net proceeds from issuance of  stock                    6,623,082           --
        Redemption of Preferred Stock                          (1,000,000)          --
                                                              -----------    -----------

Net cash provided by financing activities                       3,743,123        775,944
                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents            1,881,073     (1,506,013)

Cash and cash equivalents, beginning of period                    656,506      1,589,837
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $ 2,537,579    $    83,824
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

For the nine months ended September 30, 1996, the Company used $1,738,325 of cash in operating activities and incurred a loss of $3,689,104. It also has an accumulated deficit at September 30, 1996 of $15,474,460. In recent years the Company has had to rely on proceeds from private placements and public offerings of its securities, and loans (some of which were converted to stock) in order to fund its operations.

The Company's financial statements have been prepared in conformity with generally accepted accounting principles. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the Company's balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. As more fully described in the Company's Annual Report on Form 10- KSB for 1995 and its Quarterly Report on Form 10-QSB for the quarter ending June 30, 1996, management has taken various actions intended to eventually increase operating efficiencies and increase sales. The most significant of these actions were the commencement of a rewriting of the products and an increase in marketing and advertising expenses including hiring additional sales personnel. Management believes that, when viewed in connection with the capital raised during 1996 (see below), these actions will be sufficient to provide the Company with the ability to continue in existence.

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

On June 27, 1996, the Company used $329,359 of the proceeds of the Series F Private Placement to repay the entire Note Payable-Related Party of $300,000 and the interest accrued through that date. In addition, on June 28, the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same parties. These shares were potentially convertible into 2,636,126 shares of common stock had they not been redeemed.

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

Revenue Recognition

The Company's revenue recognition policy is fully explained in the notes to the Company's financial statements in its Annual Report on Form 10-KSB for 1995. During the quarter ended September 30, 1996, the Company had three customer installations which had been contracted to require more than ninety days to effect, and accordingly, the percentage of completion method was used to account for income.

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

For quarterly reporting in 1995, cost of revenues included principally the hardware and software acquired for customer installations and support. The estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues as is being done in 1996. For the purposes of this report, these types of costs were separately identified and reclassified as cost of revenues in order to report the results of operations for 1995 on a basis consistent with that used in 1996. These costs were approximately $202,000 and $594,000 for the three months and nine months ending September 30, 1995.

Net Loss Per Common Share

The net loss per common share amount is based on the weighted average number of common shares outstanding during the periods.

Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they are antidilutive. At September 30, 1996, there were options and warrants outstanding to purchase 3,031,067 common shares at prices ranging from $1.00 to $5.50 per share, in addition 8,000 Series F shares which can convert into as many as 17,777,778 common shares (see Note 5).

NOTE 2 - SYSTEMS AND SOFTWARE COSTS

The Company markets products that typically require substantial customization in order to meet the customers' particular requirements. Near the end of June 1996 the Company commenced an assessment of its marketing strategy related to the Company's current software products. While the Company has reduced the cost of installing, customizing, and servicing (maintaining) the customized software, these costs have remained higher than desired levels. With anticipated increased revenues, though no assurances are given, the Company continues to believe that it would successfully generate profits from the current software. The Company commissioned the referred to assessment to determine whether the Company's computer products could be modified in order to provide more product options to its customers without incurring substantial customization costs. Although the assessment principally focused on the conceptual design of the products to be offered and was not an inquiry as to whether any technological innovations needed to be implemented in order for the Company to competitively market its products, the Company's marketing and development personnel confirmed that the ticketing, access control and other technologies which define the current products remain competitive in the marketplace.

The Company has concluded as a result of the assessment, that instead of marketing products that require substantial customization, it will design and offer its products in a modular fashion. They will consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company the opportunity to use the same development tool (high level programming language) for each module, thus providing a certain degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion will be a highly effective method of providing business solutions to the entertainment industry.

Accordingly, the Company has commenced the development of this new marketing approach and expects the new products, incorporating the modular concept, will be available for sale by the second quarter of 1997. The current software will continue to be marketed until that time and the Company will continue to support the present software for some period beyond the introduction of the new product for those customers who intend to continue using the current software.

Because of the recent strategic decision described above, the Company reviewed the valuation of the current software cost (pre-write-down amortized balance of $1,275,000 at June 30, 1996) in accordance with the net realizable value determination provisions under SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, a write-down of $1,075,000 has been made to the software's carrying value. The software's estimated net realizable value as adjusted of $200,000 at June 30, 1996, principally relates to the Company's engineers estimate of the value of the current products proven program and product design which will be incorporated into the new product concept and is expected to be fully realized (recoverable) through future revenues.

The Company estimates the cost of developing the new products incorporating the modular concept will total approximately $250,000 to $400,000 by the second quarter of 1997. To date, the Company has incurred approximately $60,000 of development costs for these products.

The Company installed a beta version consisting of three modules during November 1996, and anticipates selling this configuration to a different customer and installing it during December 1996. The Company anticipates the completion of additional modules at an average rate of one per month until approximately June, 1997, when the Company anticipates having the entire product line rewritten. Additional beta sites will be selected so each module can be fully tested in a "live" environment and new configurations with additional modules will be sold before general release of the full product.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions beginning in 1997 in areas of product development and customer support. In addition, the product will have a new appearance which is more user friendly and will allow the user to modify a configuration layer (without access to the source code) which can remain in place when updating the product to a new revision level. As a result, the Company expects its new products to be more competitive in the market.

NOTE 3 - DEPRECIATION AND AMORTIZATION

Depreciation and  Amortization  Expense for the three months ended September 30,
1996  and  1995  was  $101,000  and  $148,000.   Accumulated   depreciation  and
amortization as of September 30, 1996 and 1995 was $2,268,000 and $644,000.
This includes a write-down at June 30, 1996 of $1,075,000.

NOTE 4  - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

At June 30, 1996 the company had an accrued warranty allowance of $481,000, which had been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods. During the third quarter, $60,000 was spent for these enhancements and subsequently charged against this allowance. Management has reviewed warranty costs incurred within the past year, which had been provided for by estimating and recording known warranty liabilities each quarter. Based on this review, management has decided to provide for unknown warranty costs by providing a warranty allowance of 5% of revenues. For the third quarter, this amounted to $50,000. Thus, the balance of the accrued warranty allowance at September 30, 1996 was $471,000. Management believes 5% is a conservative estimate of these costs (which are unknown at time of sale) but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with the associated revenue.

NOTE 5 - STOCKHOLDERS' EQUITY

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

Paid-in capital has also increased in 1996 by approximately $245,000 as a result of the recording of stock-based compensation.

Reservation and Authorization of Common Stock

Upon the sale of 8,000 shares of Series F Convertible Preferred Stock, the Company reserved 8,000,000 shares of common stock to provide for their conversion. If the average market price of the Company's common stock for the five trading days prior to conversion is less than $1.00 per share (thus permitting the holders of the Company's Series F Preferred Stock to convert such shares into more than 8,000,000 shares of common stock), the Company would not have a sufficient number of authorized shares of common stock to permit conversion of all the Series F Preferred Stock. The Board of Directors plans to recommend to the Company's stockholders at the 1996 Annual Meeting of Stockholders that they approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock. Upon approval of this amendment by the stockholders of the Company, the Company will reserve 9,777,778 additional shares to allow for the possibility of the Series F shares converting into as many as 17,777,778 common shares.

NOTE 6  - LEGAL PROCEEDINGS

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

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest And Income Taxes Paid:

                                                             Nine Months Ended
                                                             1996         1995
                                                             ----         ----

Interest                                                    $29,359      $ 2,043

Income Taxes                                                    -0-          -0-

Non-Cash Investing And Financing Activities:

1995:

The Company acquired substantially all the assets of GIS Systems Limited Partnership ("GIS") for total consideration of approximately $3,700,000 (common stock of $765,331, preferred stock of $559,000, and promissory notes of $2,324,335) and recorded assets at aggregate fair value of approximately $3,750,000, with assumed payables of approximately $50,000.

In order to simplify the Company's capital and debt structure, on March 11, 1996, the Company and GIS agreed to, among other things, settle the remaining obligation to GIS totaling $2,324,335 by the Company making a cash payment to GIS of $1,550,0000, canceling the $559,000 note receivable from GIS, and canceling the $199,359 account receivable from GIS, and with GIS returning to the Company for retirement the 109,333 shares of Common Stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. On April 12, 1996, the transactions contemplated by the March 11 agreement were consummated. The payment of $1,550,000 was principally provided from the proceeds of the Series E Private Placement.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with the financial statements and notes thereto, and is qualified in its entirety by reference thereto.

NEW DEVELOPMENTS AFFECTING OPERATIONS

The Company markets products that typically require substantial customization in order to meet the customers' particular requirements. Near the end of June 1996 the Company commenced an assessment of its marketing strategy related to the Company's current software products. While the Company has reduced the cost of installing, customizing, and servicing (maintaining) the customized software, these costs have remained higher than desired levels. With anticipated increased revenues, though no assurances are given, the Company continues to believe that it would successfully generate profits from the current software. The Company commissioned the referred to assessment to determine whether the Company's computer products could be modified in order to provide more product options to its customers without incurring substantial customization costs. Although the assessment principally focused on the conceptual design of the products to be offered and was not an inquiry as to whether any technological innovations needed to be implemented in order for the Company to competitively market its products, the Company's marketing and development personnel confirmed that the ticketing, access control and other technologies which define the current products remain competitive in the marketplace.

The Company has concluded, as a result of the assessment, that instead of marketing products that require substantial customization, it will design and offer its products in a modular fashion. They will consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company the opportunity to use the same development tool (high level programming language) for each module, thus providing a certain degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion will be a highly effective method of providing business solutions to the entertainment industry.

Accordingly, the Company has commenced the development of this new marketing approach and expects the new products, incorporating the modular concept, will be available for sale by the second quarter of 1997. The current software will continue to be marketed until that time and the Company will continue to support the present software for some period beyond the introduction of the new product for those customers who intend to continue using the current software.

Because of the recent strategic decision described above, the Company reviewed the valuation of the current software cost (pre-write-down amortized balance of $1,275,000 at June 30, 1996) in accordance with the net realizable value determination provisions under SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, a write-down of $1,075,000 has been made to the software's carrying value. The software's estimated net realizable value as adjusted of $200,000 at June 30, 1996, principally relates to the Company's engineers estimate of the value of the current products proven program and product design which will be incorporated into the new product concept and is expected to be fully realized (recoverable) through future revenues.

The Company estimates the cost of developing the new products incorporating the modular concept will total approximately $250,000 to $400,000 by the second quarter of 1997. To date, the Company has incurred approximately $60,000 of development costs for these products.

The Company installed a beta version consisting of three modules during November 1996, and anticipates selling this configuration to a different customer and installing it during December 1996. The Company anticipates the completion of additional modules at an average rate of one per month until approximately June, 1997, when the Company anticipates having the entire product line rewritten. Additional beta sites will be selected so each module can be fully tested in a "live" environment and new configurations with additional modules will be sold before general release of the full product.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions beginning in 1997 in the areas of product development and customer support. In addition, the product will have a new appearance which is more user friendly and will allow the user to modify a configuration layer (without access to the source code) which can remain in place when updating the product to a new revision level. As a result, the Company expects its new products to be more competitive in the market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED  SEPTEMBER  30, 1996 VERSUS THREE MONTHS ENDED  SEPTEMBER 30,
1995

Revenues:

Revenues increased 29% to $1,005,860 for the third quarter of 1996 from $777,895 for the third quarter of 1995. The continuing increase in revenues is primarily attributable to marketing activities by a larger sales staff, and from the Company's enhanced products. Maintenance revenues represented approximately 11% of total revenues for the three months ended September 1996 and September 1995.

Classification of Expenses:

Cost of revenues for the third quarter of 1996 includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering and installation of the systems, and the cost of customer support. In the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, cost of revenues was reported on a basis consistent with 1996. However, for quarterly reporting in 1995, cost of revenues included principally the hardware and software acquired for customer installations and support, but the estimated direct costs associated with engineering and installing systems and providing customer support were not specifically categorized and reported as cost of revenues as is being done in 1996. For the purposes of this report, these types of costs were separately identified and reclassified from Development or SG&A to cost of revenues in order to report the results of operations for 1995 on a basis consistent with that used in 1996.

Cost of Revenues:

Cost of revenues for the third quarter of 1996 decreased to $481,203 from $542,590 for the third quarter of 1995. Cost of revenues represented 48% of revenues during the third quarter of 1996 as compared to 70% during the third quarter of 1995. The decrease resulted primarily from a reduction in warranty costs and improved efficiency of installations and support, offset partially by increased activity due to increased sales.

Development Costs:

Development costs increased to $150,821 for the third quarter of 1996 from $98,048 for the third quarter of 1995, an increase of $52,773, or 54% . The Company intends to continue developing products and to enhance existing products to ensure competitive viability in the marketplace, (See Note 2 to the financial statements).

Selling, General and Administrative:

Selling, general and administrative expenses (SG&A) decreased to $946,694 for the third quarter of 1996 from $964,288 for the third quarter of 1995, representing a $17,594 or 2% decrease. These amounts represent 94% of revenues in 1996 and 124% of revenues in 1995. The decrease resulted from lower expenditures for several items, including professional fees, amortization, and travel, partially offset by an increase in compensation expense.

Legal and other professional services decreased $76,000, to $59,000 in 1996 from $135,000 in 1995. Legal fees represent $19,000 of the decrease, and consulting fees represent $57,000 of the decrease.

Amortization decreased $43,000 due to a write-down of capitalized software in June 1996. Other expenses decreased $130,000, including bad debt of $65,000 and travel of $28,000

Employee compensation expenses increased to $514,000 for the third quarter of 1996 from $282,000 for the third quarter of 1995, an increase of $232,000. Of this amount, $100,000 represents a provision for cash-based and stock-based incentive compensation that is planned for the executive group and managers for 1996. For the same period last year, no amounts had been accrued. The remainder of the increase in compensation expense, $132,000, represents increased commissions of $23,000 due to increased sales, and increased salaries of $109,000 due to increased headcount.

Net loss decreased to $535,893 ($0.07 a share) for the third quarter of 1996 from $833,564 ($0.28 a share) for the third quarter of 1995. The components of the decrease in the Company's net loss are explained above.



NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues:

Revenues increased 58% to $3,575,790 for the nine months ended September 1996 from $2,268,344 for the nine months ended September 1995. The continuing increase in revenues is primarily attributable to marketing activities by a larger sales staff, and from the Company's enhanced products. Maintenance revenues represent approximately 11% of total revenues for the nine months ended September 1996 and September 1995.

Cost of Revenues:

Cost of revenues increased to $2,273,254 for the nine months ended September 1996 from $1,599,246 for the nine months ended September 1995. This represents 64% of revenues for the nine months ended September 1996, and 71% of revenues for the nine months ended September 1995. This improvement (as a percent of revenues) represents more efficient installations and support of products, partially offset by a write-off of $104,000 of obsolete inventory at June 30, 1996.

Development Costs:

Development costs decreased to $312,884 for the nine months ended September 1996 from $571,713 for the nine months ended September 1995, a decrease of $258,829, or 45%. This is a result of development efforts in early 1996 being directed towards providing enhancements to previously installed systems, and higher than usual development costs in 1995 due to the integration of the new products acquired from Delta and GIS. This trend of lower reported development costs was reversed during the third quarter of 1996, and is expected to continue due to development efforts remaining at the present level or higher.

During 1996, development personnel were used to enhance certain systems previously installed in 1995 or earlier. These related costs of approximately $263,000 were charged against a product cost (warranty) reserve, which was created by charging the expense to cost of revenues. Accordingly, since these costs were previously anticipated and charged to cost of revenues, development costs for 1996 have been favorably impacted.

During 1995, the Company dedicated significant resources towards integrating acquired products and resolving technical difficulties involved with the installation and maintenance of the products.

The Company intends to continue to develop products and enhance existing products to ensure competitive viability in the marketplace, (See Note 2 to the financial statements).

Selling, General and Administrative:

Selling, general and administrative expenses (SG&A) increased to $4,674,753 for the nine months ended September 1996 from $2,620,707 for the nine months ended September 1995, representing a $2,054,046 or 78% increase. These amounts represent 131% of revenues in 1996 and 116% of revenues in 1995. The increase was due to several items, including a write-down of capitalized software.

Capitalized software was written down $1,075,000 at June 30, 1996 due to the development of a replacement product which is expected to be available for sale in the second quarter of 1997 (see Note 2 to the financial statements). SG&A in 1995 did not include any write-downs or write-offs.

Employee compensation expenses increased to $996,000 from $490,000, an increase of $506,000. One component of this is an increase of $400,000 due to a provision for cash-based and stock-based incentive compensation that is planned for the executive group and managers in 1996. For the same period last year, no amounts had been accrued. Other components of the increase include an increase in commissions expense of $115,000 due to increased sales, an increase in salaries of $153,000 due to increased headcount, and a decrease in consulting expenses of $162,000.

Shareholder relations expenses totaled $139,000 in 1996 versus $19,000 in 1995. This increase of $120,000 includes a $100,000 payment to a public relations firm engaged to inform the Company's shareholders and others interested in the Company's activities.

Accounting, legal and other professional services increased $112,000, to $405,000 in 1996 from $293,000 in 1995.

Net loss increased to $3,689,104 ($0.65) a share for the nine months ended September 30, 1996, from $2,544,064 ($0.84) a share for the nine months ended September 30, 1995. The components of the increase in the Company's net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, the Company used $1,738,325 of cash in operating activities and incurred a loss of $3,689,104. It has also accumulated a deficit of $15,474,460 from its inception in March 1985 through September 30, 1996. In recent years the Company has had to rely on proceeds from private and public placements and loans (some of which were converted to stock) in order to fund its operations.

The Company estimates the cost of developing the new products incorporating the modular concept will total approximately $250,000 to $400,000 by the second quarter of 1997. To date, the Company has incurred approximately $60,000 of development costs for these products.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract, typically with some type of financial assurance such as a deposit. As of September 30, 1996 and December 31, 1995, the Company's backlog was approximately $700,000 and $1,200,000, respectively.

While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support higher levels of revenue than those achieved in 1996. In addition, while no assurances can be given, management believes that the Company's operations should continue to progress throughout 1996 and that the net proceeds from the completion of the April 1996 and June 1996 Private Placements and the operating revenues from sales in 1996 should be sufficient to fund operations through 1997. See "Operational and Funding Matters and Reporting Basis" of Note 1 to the financial statements.

Part II-Other Information

Item 6-Exhibits and Reports on Form 8-K

(a)  Exhibits:

      27.1   Financial Data Schedule

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Lasergate Systems, Inc.

                                     Registrant


Date: November 14, 1996              /s/ Philip P. Signore
                                     --------------------------
                                     PHILIP P. SIGNORE
                                     Vice President and
                                     Chief Financial Officer