Form 10KSB
period 1996-12-31
LASERGATE SYSTEMS INC
filed 1997-04-01
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
            __________


                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
                 (Name of small business issuer in its charter)

          Florida                                                59-2543206
------------------------------                                ----------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)

28050 U.S. 19 North, Suite 502, Clearwater, Florida                34621
---------------------------------------------------              ---------
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (813) 725-0882
                           --------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $0.03 per share
                     ---------------------------------------
                                (Title of Class)

                               Redeemable Warrants
                               -------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenue for its most recent fiscal year was $4,204,626.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 20, 1997, the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (7,235,234 shares) was $2,713,213.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

At March 20, 1997,  7,362,061 shares of Common Stock were outstanding.

Documents incorporated by reference: Selected portions of the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

Some of the statements contained in this document are based on current expectations. These statements are forward looking and actual results may differ materially based upon certain risk factors. These impacting factors may include, but are not limited to, technological change, availability and cost of financing, long-term investment cycles, customer acceptance, product ship schedules, product integration, saturation, corporate licenses, cost of revenues, sales and marketing and support investments, intellectual property rights, and litigation.

ITEM 1. DESCRIPTION OF BUSINESS

Lasergate Systems, Inc. (the "Company") is a corporation that was organized under the laws of the State of Florida in 1985. The Company is an integrator and provider of admission control and revenue accounting systems.

GENERAL

The Company is engaged in the development, assembly, marketing, servicing, installation, and sales of computerized admission control and revenue accounting systems. These products include a reserved seating ticketing system, general admission ticketing system and an access control solution which are marketed to ticketing operations at a variety of entertainment venues. The Company's products are marketed to the facility based entertainment industry and are used at many types of facilities, including amusement parks, theme parks, ski resorts, multi-purpose stadiums and arenas, performing arts theaters, museums, casinos, aquariums, and zoos in the United States, Canada, and certain countries outside of North America.

The Company has developed an access control system which employs various applications of laser scanning bar code technology to automate and verify admission to attractions and to provide revenue control and accountability, while reducing fraud inherent in situations involving cash transactions when proper controls are not implemented. The system creates a detailed record of and permits individual charges for both overall facility admission and access to each of its attractions or events. The access control system has been designed to interface with any of the Company's general admission ticketing systems, thus providing a seamless solution.

The Company has developed three versions of the general admission ticketing product called "Admits," "Admits Gold" and "Admits Platinum." Each system provides computerized point-of-sale general admission tickets, including timed admission tickets and/or wristband tickets for amusement and water parks. Admits Gold is generally marketed to smaller facilities with ten or less points of sale. Admits Platinum is marketed to facilities with more than ten points of sale. The Company's newest offering, Admits, is a Windows NT(R) based ticketing system.

The Company markets the Passmaker video ID system, in conjunction with the Admits family of products. This system allows the venue to issue on-the-spot personalized credentials for season passes, membership cards, and employee cards. Producing a personalized credential involves bringing together information, a photo image, a bar code, and some fixed text onto a medium for tamper proof, durable use by a customer, employee, or member.

The Company's reserved seating ticketing product, "Select-a-Seat," allows the customer to sell tickets and assigns individual seats for a particular performance or for a series of performances. The Select-a-Seat system controls individual box office ticket sales and optionally has the capability of taking telephone and mail order reservations, group reservations, remote outlet sales and season subscription sales.

The Company has installed general admission ticketing systems in over 200 facilities including:

KNOTT'S  CAMP SNOOPY at the Mall of America in  Bloomington,  Minnesota
TATILYA PARK, Istanbul, Turkey
UNIVERSAL STUDIOS, Los Angeles,  California
SUN VALLEY, a ski and golf resort in Sun Valley, Idaho WORLD OF COCA COLA, Atlanta, Georgia
SNOWBIRD, a ski resort in Snowbird, Utah
HOUSE OF BLUES, a night club chain in Los Angeles, California, New Orleans, Louisiana and Cambridge, Massachusetts
THE FLORIDA AQUARIUM, Tampa, Florida
THE GUGGENHEIM MUSEUM, New York, New York
SUNDAY RIVER, a ski resort in Bethel, Maine
STEAMBOAT SPRINGS SKI RESORT, Steamboat Springs, Colorado
THE BASKETBALL HALL OF FAME, Springfield, Massachusetts
ROCK N ROLL HALL OF FAME, Cleveland, Ohio

The Company's Select-a-Seat system is used by over 80 facilities including:

CARNEGIE HALL, New York, New York
BOSTON RED SOX, Boston, Massachusetts
MGM GRAND HOTEL, Las Vegas, Nevada
DATATIX (providing tickets for the Utah Jazz), Salt Lake City, Utah

Current installations vary from systems which provide for simple general admission tickets to those which allow access by patrons to an entertainment facility, or systems which provide for more complex arrangements, such as tickets of decrementing value, (the point or monetary value of the ticket decreases with each use), which permit limited access to individual events and attractions within a park. Individually bar-coded tickets are printed by the Admits system and authorized for use by the holder upon printing. Relevant data concerning the remaining value and restrictions of the ticket are available from the access control system each time the bar code is read and processed. With bar codes, no information is actually contained in the bar code, but instead is held by the Admits system in individual records identified by the unique bar code. The bar code is scanned by a laser scanner and, if the bar code is valid, the access control system releases a turnstile. This validation process, in conjunction with proprietary processing and storage features, permits the Admits system to utilize many printing point-of-sale stations and turnstiles at individual attractions to process simultaneous information at all locations.

NEW PRODUCT STRATEGY

The Company's product strategy is focused on integrating leading edge hardware and software technologies into a cohesive family of products that provide users with the flexibility and control to positively impact their business results. Three elements of this new strategy include: transitioning from separate products to offering one product with a modular solution orientation, substituting a standard product with customized modules for customized application solutions; and moving from a DOS or UNIX platform to a Windows(R) 95/NT platform.

During the fourth quarter of 1996, the Company began selling the next generation of its ticketing system, Admits. It is a Windows(R) version which includes ticketing, access control, concession sales, reporting and advanced reservations as well as other features currently under development designed to meet the many needs of Windows(R) based clients. The Company plans to take the current functions of the Select-a-Seat product and integrate them into this Windows(R) based product. This will create a singular product with the ability to generate general admission and reserved seat ticketing, thereby providing customers with an integrated solution for multiple ticketing requirements.

ADMITS

Admits is a Windows(R)-based point-of-sale (POS) system that integrates technologies that enhance ticketing and access control operation. The system can be used to issue tickets, wristbands or receipts and provide access control both for general admission or timed admission events. A minimum configuration for an Admits system presently consists of the following basic components: a personal computer, a printer, and the Company's Admits engineered ticketing software. It may also have optional peripherals, including but not limited to: touch screen monitor; specialized keyboards; ticket, wristband or receipt printer; credit card reader; and a customer display.

Admits is designed to handle the diverse needs of a ticketing office including cash control, ticket printing, event set-up and financial reporting. Admits can be a stand-alone POS device or multiple POS stations networked together, selling from one common inventory of available events. Using the Windows(R) 95/NT platform, Admits delivers a superior price/performance ticketing and access control solution.

The Admits product architecture uses a layered approach that provides the user with a relatively powerful set of user definable configuration options in addition to a high level of integrity of operations. The Company deploys this product architecture to enhance performance and provide customers with application and programming flexibility. The configuration layer of the architecture provides software development tools for custom configurations. By developing this configuration layer, the Company has given the end user the ability to configure systems more effectively and efficiently with less risk and expense of software modifications.

ADMITS GOLD AND ADMITS PLATINUM

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

ADMITS PLATINUM Admits Platinum is a comprehensive admission system that is flexible enough to meet a variety of customer needs. Admits Platinum is better-suited than Admits Gold for larger applications, such as ski resorts and large amusement parks, in which numerous ticketing stations are required. Operating on a personal computer workstation with a UNIX host, Admits Platinum can include, in addition to the ticketing issuance capabilities of Admits Gold, point-of-sale software for gift shops and concession stands as well as access control using bar code scanners and turnstiles. The Admits Platinum software, although not protected by a registered copyright, is deemed by the Company to be proprietary, and the Company relies upon a combination of contract and trade secret laws to protect its proprietary interest in such software (See "Intellectual Property."). It is the Company's belief that this comprehensive system provides the Company with an advantage over its competitors by providing customers with a variety of functions which can be customized to the needs of an installation. The system competes on the basis of its reputation in the market, based on the number and quality of its installed sites. When using the access control features of the Admits Platinum system, each ticket is given a unique bar code that, when processed, identifies the conditions under which it can be used, the remaining value of that ticket and the time, place and frequency of admission. As a ticket passes a laser scanner, the bar codes are scanned, allowing the access control system to simultaneously release the turnstile or perform another function while reducing the value of the ticket. This system may accommodate millions of active tickets in use and thousands of different ticket types, varying from tickets that admit holders during specified hours, during specified days or that are issuable for children, adults, senior citizens or other special categories.

Unlike other forms of admission control which can be subject to tampering, the Company's access control system maintains the records for each ticket holder on the system computer and only recognizes those tickets produced by Admits Platinum. This makes counterfeiting nearly impossible and prevents ticket holders from manipulating the value of their ticket. While competitors offer systems which supply many of the same features as Admits Platinum, the Company believes that the large number of features and flexibility of its system gives the Company a competitive advantage in marketing its products (See "Competition.").

The Company continues its success with respect to the installation of Admits Platinum in the ski area market. The system provides for fast lift ticketing and season pass production in addition to mobile scanning at lift entry areas. Recent installations include Sugarloaf, Maine; Shawnee Mountain, Pennsylvania; and Massanutten, Virginia.

This combined admission control system utilizes the following basic components:

TICKET. A bar-coded ticket is printed at one of several locations. Since the bar code is ink on paper and is printed by a standard thermal or laser printer, it cannot be demagnetized (unlike magnetic tickets) and will generally remain valid even if the ticket is folded or mutilated. The system can be expanded to provide season passes with photographic identification cards as well as group ticketing and reservation applications to print numerous tickets simultaneously for sales through brokers or to groups.

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

An automated point-of-sale terminal menu is much like a bank ATM. The patron answers questions about the type of ticket desired on a touch screen, inserts cash and the terminal prints the ticket. Both the automated and attended point-of-sale terminal have the capability of directly communicating with credit card companies to check the patron's credit and make the appropriate charge. Accountability for cash receipts occurs by tracking and reporting all cash and other collections and the subsequent use of the ticket issued. Each transaction and entry updates the record for each bar code.

SCANNERS. Scanners can be directly linked to Admits Platinum software to read bar-coded tickets produced by the Admits Platinum software.

PRICE. The price for the Admits Platinum or the Admits Gold system varies widely, ranging from approximately $30,000 to $750,000, depending on the complexity of the system desired, the kinds of additional features added to the system, and the number of people expected to use the system, which affects the number of entry points and the equipment required. To date, most of the Admits Platinum systems the Company has installed were sold for prices ranging from approximately $50,000 to $250,000. The price for the Admits Gold system also varies depending on generally the same factors as Admits Platinum. However, as this product is specifically targeted to the lower end of the market, the price range is generally under $100,000.

ADMITS FEATURES. Admits systems are adaptable to allow a facility to meet its ticketing requirements. Applications range from ticketing for simple general admission to a facility to more complex ticketing, such as season passes, tickets which admit the holder to certain or all rides and/or areas of the park and discount tickets which may only be used at certain times of the day or on certain days. Admits systems are menu driven, allowing individuals without computer skills to operate them. The Systems are also flexible, allowing facility personnel to modify the charge (i.e., apply a coupon or discount, give consideration to the age of the ticket holder, etc.) to the ticket holder for a given ride or attraction. A ticket or card can be printed at one of several locations and can include the name of the facility. The type of ticket and any other information specified by the facility may also be included. Tickets can be designed in the form of paper tickets for single day use, laminated plastic cards with photographs for season pass use, or wristbands for use by children or in water parks.

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

Admits Gold and Admits Platinum are computer software systems. Each can be purchased separately for inclusion in a facility's existing computer system or, more typically, with a number of additional optional hardware or software components with which the Company can integrate at the customer's request. Such additional hardware items may include ticket printers, cash drawers, personal computers, customer display devices and attended or automated point-of-sale terminals. What the Company believes to be the proprietary nature of the Admits systems is a result of the inter-relationship of these components and the increased number of functions that this relationship provides, as well as the software which links them, rather than the components themselves. Additional software systems could include, but are not limited to, credit card processing, season pass capability, fund raising, and access control.

SELECT-A-SEAT

The Company's reserved seating software system is called Select-a-Seat. Select-a-Seat software controls reserved seating as well as general admission sales. Select-a-Seat has 90 installations servicing over 200 facilities, which are selling in excess of 30 million tickets annually in the United States, Canada, Australia, Malaysia, Singapore and Ireland. The software can be used for distribution and control of admission tickets for theaters, professional sports teams, university athletic departments, multi-purpose arenas, race tracks, casinos, concert halls, performing arts organizations, museums and IMAX(TM) theaters.

Select-a-Seat is a broad "in-house" computerized box office management, reservation and event marketing system. The system maintains an inventory of available seats, storing the section, row and seat information. At the time of sale, the system prints tickets for a customer; printing the pertinent performance information as well as the seating location in the facility. Select-a-Seat controls reserved seating and general admission box office sales, telephone and mail order reservations, group reservations, remote outlet sales, and season subscription ticket sales.

In addition to ticket sales and revenue control, Select-a-Seat stores a database of ticket buyers. Facilities can maintain such information as name, address, purchase and payment history, and demographic information such as age, performance preference and source of account.

When selling tickets, Select-a-Seat displays a series of prompts on a computer screen, leading the ticket seller through the selling process. Tickets are only held unavailable in the system while a transaction is in process. Once a ticket sale is completed, all pertinent performance records are updated and inventory is immediately depleted. Any unsold tickets held for that transaction are made available again.

The Select-a-Seat season ticketing program provides for fast, efficient and simple entry of season purchase or account data, seat assignment, payment posting, account verification, financial auditing, seat status auditing, ticket printing and client invoicing.

In  addition  to  being a  comprehensive  ticket  and  revenue  control  system,
Select-a-Seat is an important marketing tool. It stores parking, novelty purchases, and track buyer characteristics such as show preference and advertising response. Demographic and biographic information about a ticket buyer or prospective ticket buyer is stored in Select-a-Seat.

The Select-a-Seat system is also purchased by entrepreneurs and governmental agencies to set up regional or city-wide ticket distribution networks as an alternative to a national service bureau. The Select-a-Seat system is an alternative to the national service bureau, allowing facilities to control their own ticket inventory, maintain reasonable service charges, and retain service charge revenue. The Company has sold and installed Select-A-Seat Systems that sell tickets where the event is held, as well as over the telephone and through remote ticket distribution points. When organizations purchase Select-a-Seat, tickets sold over the telephone and at remote sales locations carry a per ticket service charge which the owner of the system retains. Therefore, many organizations will purchase Select-a-Seat to be used as a source of generating additional revenue for the facility as well as controlling inventory and ticket sales.

TICKETING. Select-a-Seat maintains an inventory of available seats in a facility, including section, row and seat information. At the time of sale, the system prints tickets for a customer with the pertinent performance information as well as the seating location in the facility. Select-a-Seat displays a series of prompts on a computer screen, leading the ticket seller through the selling process. Once a ticket sale is completed, all pertinent performance records are updated and inventory is simultaneously depleted. The Select-a-Seat season ticketing program provides for rapid, efficient and simple entry of season ticket purchases or account data, seat assignment, payment posting, account verification, financial auditing, seat status auditing, ticket printing and client invoicing.

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

PRICE. The price of Select-a-Seat varies depending on the modules purchased and the number of concurrent users provided for, ranging from a price of $7,000 for a single terminal box office to $600,000 for multi-terminal access and modules to support season tickets, telephone orders, reporting and credit card authorizations. To date, most of the Select-a-Seat systems installed were sold for prices ranging from approximately $35,000 to $200,000.

ACCESS CONTROL

BACKGROUND. Bar codes, which have been available for use since the 1970's, consist of a series of lines or bars printed on paper or plastic. By varying the width of the bars and spaces between the bars, a bar code provides an item, such as a ticket, with a unique identity.

The Company's technology, through its admission and access control system (previously sold under the name of Gatepas), reduces fraud and labor costs while enhancing accountability and profitability. Within the United States alone, the entertainment and recreation industry encompass tens of thousands of facilities adaptable to the Company's systems. Included are family entertainment centers, fairgrounds, stadiums, water parks, amusement parks, arenas, zoos, aquariums, museums, ice skating facilities, movie theaters and convention centers.

Use of bar codes and standard scanning equipment or radio frequency hand-held scanners permit the access control system to closely monitor general attendance at both amusement/theme park facilities as well as ski resorts. By recognizing tickets with valid bar codes, these scanning devices reduce the possibility of admission from counterfeit tickets. Bar-coded tickets cannot be successfully altered by the holder to defeat the system and are more durable than the fragile magnetic strips.

FEATURES. The Company's access control system, which is an optional feature with the Admits family of products, integrates the scanning technology of bar codes with scanners placed in turnstiles, and hand-held or stationary readers. The Company believes the proprietary nature of the access control system is the inter-relationship of the components, as well as the software which links them, rather than the components themselves. To gain entry to a facility or an individual attraction, the bar code on the card or ticket is scanned by a laser scanner located at the point of entry. The ticket can be scanned in any direction by the ticket holder. After it is processed, if the ticket is valid, the access control system responds with an audible signal and, if desired, opens a turnstile. If the ticket holder does not pass through the turnstile, the ticket retains its prior value. In facilities where tickets decrease in value as used, display devices may be placed throughout the facility to simply read the ticket value so that a holder can determine the remaining value of a ticket.

Facility personnel can thus access a summary of cash receipts, attendance and other statistical information about admissions as it is occurring. The computer can be programmed to generate a summary of the day's activity, including the cash and credit card transactions, the number of patrons entering the facility and individual attractions and other statistical information. Such data, along with summary weekly, monthly or annual data, assists facilities in managing their business and can highlight irregularities in ticket collections.

DISCONTINUED PRODUCTS. During 1996, the Company did not have any sales of its Facility Management System, or its Resort Management System. The Facility Management System is a third-party software designed to manage events at a meeting facility, such as a convention center for which the Company has marketing rights. The Resort Management System is software owned by the Company that provides the ability to manage golf tee times and tennis reservations. Neither of these products was a primary focus of the Company in 1996, and the Company considers them to be discontinued.

SOFTWARE AND COMPUTERS. The Company holds a federal registered copyright, granted in 1987, on its gate-control software included in the access control system. The system was designed and developed by the Company. This copyright affords the Company the protection of the federal copyright laws. The Company has introduced an upgrade to its ticketing and reporting software, based on software acquired when the Company purchased Delta and GIS. The software upgrade is not protected by a registered copyright; however, the Company deems it proprietary and relies upon a combination of contract, copyright and trade secret laws to protect its proprietary interest in the upgraded software (See "Intellectual Property.").


PRODUCT SERVICING AND ADMINISTRATION

The Company has developed a number of common procedures for producing and servicing each of its products.

ASSEMBLY AND TESTING. The Company purchases components for its systems, such as the computer equipment and circuit boards, turnstiles, metal housings, laser scanners and ticket printers from a variety of carefully selected sources and assembles and integrates critical components with its proprietary software. Many of the components are enhanced by off-the-shelf hardware readily available from numerous sources. However, all subsections and unique operating environments are fully integrated and all Company software is tested to ensure proper operation and delivery of the highest quality product possible.

INSTALLATION AND TRAINING. The Company's technicians install each of the Company's systems, providing any customization required and overseeing the placement of all equipment. The purchaser is responsible for installation of cabling to link each component to the central computer. Low-voltage cables are dedicated to the system and are not expensive or difficult to install. This cabling method allows both new and existing purchasers to easily install the Company's systems and allows existing installations to expand their existing systems as their business grows. The Company also provides interfaces into various local area networks (LAN's) and fiber-optics systems.

The Company provides initial training for the administrators and/or facility personnel of each system at each installation and provides a user manual. The Company encourages training of personnel at the supervisory level and encourages these individuals to train the end users who operate the Company's system within the customer's environment. Additional training is available either at the installation site or the Company's headquarters at the option and expense of the purchaser.

WARRANTY MAINTENANCE AND SERVICING. The Company offers a 90 day warranty for its software products. After the end of the warranty period, the Company offers its customers maintenance and servicing for an annual fee. The Company provides for telephone response to calls for assistance during certain business hours and days, or available around the clock, seven days a week for certain additional charges, standard updates to the system purchased, user guides and repair or replacement (at customer expense) of hardware components. The Company's customer support staff is often able to diagnose and correct problems through computer link-up from the Company's headquarters to each site. If more extensive modifications are required or if a facility requires training for additional personnel, Company personnel will make additional site visits for a fee.

At December 31, 1995, the Company had $297,000 reserved to accomplish upgrades of original Delta and GIS sites. Most of this was accomplished during 1996; however, additional upgrades and enhancements were committed to customers during 1996. These were primarily customers who purchased Delta product (Admits Platinum) from the Company during 1995 and early 1996. At December 31, 1996, the Company has $571,000 reserved to accomplish these upgrades and enhancements as well as a certain amount of upgrades and enhancements that may be committed in the future (a warranty allowance) on 1996 sales.

RESEARCH AND DEVELOPMENT

The Company's engineers are engaged in developing enhancements and applications for the Company's technology. Such applications are intended to create new products for the Company's markets and to enhance product competitiveness. The Company's technical staff will concentrate their efforts on completing the technology necessary for such new installations, although there can be no assurance that the Company will be able to develop or market such new products or applications.

MARKETING

The Company's overall marketing strategy is focused on a distribution model that provides for direct and indirect selling channels of distribution. The Company's products are segmented to address requirements targeted at specific entertainment venues which include amusement/theme parks, ski resorts, stadiums and arenas, performing arts theaters, museums, aquariums and zoos and regional ticketing networks.

The Company has traditionally marketed its products and services through a direct sales channel. Marketing efforts take place principally at selected industry trade shows which are aligned with the above defined vertical markets, at regional seminars which focus on application solutions, through targeted direct mail campaigns and by advertising in trade periodicals. Qualified leads, generated as a result of these marketing efforts, and high-profile, target accounts selected from the above vertical markets, provide the basis upon which the direct sales organization pursues new opportunities. Additionally, some new prospects have been attracted by the positive impressions created through discussions with or visits to existing customer installations.

In 1996, the Company began marketing its products through two additional channels; an in-house telemarketing group, and a value added reseller (VAR) program. The telemarketing group is responsible for qualifying new leads generated through the Company's marketing programs, pursuing new or add-on sales opportunities that have a revenue value of between ten thousand dollars and fifty thousand dollars and initiating specific sales promotions targeted at the existing installed base. The VAR program has led to the recruitment of three qualified resellers in targeted metropolitan areas. Resellers are focused on low-end general admission opportunities that have a revenue value of up to ten thousand dollars. For the resellers to become certified by the Company, they must have completed a comprehensive certification process which includes formalized product and technical training at the Company's training facility. This program is designed to prepare them to sell and install the product, train the users and support their future application needs.

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

The Company has also recently aligned itself with certain companies that sell other products used for ticketing, admissions, and access control, and has successfully secured sales contracts in the process. The most significant of these is a recent alliance with Neighborhood Box Office, a manufacturer of ticketing kiosks. The Company does not have exclusive arrangements with any vendors with whom the Company has from time-to-time partnered; however, as these arrangements have been mutually beneficial in the past, the Company intends to further pursue this type of joint marketing.

The Company markets products that typically require substantial customization in order to meet the customer's particular requirements. While the Company has reduced the cost of installing, customizing and servicing (maintaining) the customized software these costs have remained higher than desired.

They will consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company an opportunity to employ the same development tool ( a high level Rapid Application Development language) for each module, which will provide a high degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion provide will be a highly effective means for delivering business solutions to the entertainment industry.

With this in mind, in June, 1996, the Company initiated an internal assessment of its marketing and product management strategies to determine whether the current software could be modified in order to provide a broader range of product options to its customers without incurring substantial customization costs.

As a result of the assessment, the Company has concluded that its principal application components for ticketing, revenue management and access control will continue to provide significant benefits to its customers and prospects, however, rather than continue to market products that require substantial customization, it will design and offer products in a modular fashion that allow the user to define how the software is set up or configured for a particular site through a table-driven set of parameters selected by the user.


Accordingly, the Company commenced the development effort to support this new marketing approach in 1996. As of March, 1997, the Company has installed limited release versions of the new product in five customer sites. The Company anticipates the completion of additional modules, at an average rate of and per month until approximately June, 1997, when the Company anticipates having the entire general admission product line rewritten. Beta sites will continue to be selected to facilitate testing of each module in a live environment and new configurations with additional modules will be sold before general release of the products which is anticipated to be in Juen of 1997. the current legacy software products will continue to be marketed and the Company will support this software for some peeiod of thime beyond availability of general release version of the new general admissions product for the customers who desire to continue using the current software. As a result of this development effort and new product introduction, the Company expects to achieve cost reduction beginning in late 1997 in areas of product development and customer support. The Company has sold and installed beta versions of the new software consisting of three modules. The Company anticipates the completion of additional modules at an average rate of one per month until approximately June 1997, when the Company anticipates having the entire general admission product line rewritten. Additional beta sites will be selected so each module can be fully tested in a "live" environment and new configurations with additional modules will be sold before general release of the products.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions beginning in late 1997 in areas of product development and customer support. In addition, the product will have a new appearance that is more user friendly and will allow the user to modify a configuration layer (without access to the source code), which can remain in place when updating the product to a new revision level.

As a result, the Company expects its new products to be more competitive in the market.

CUSTOMERS

The Company has sold its products to a variety of customers. Listed below is one example of each type of installation:

SELECT-A-SEAT AT CARNEGIE HALL, NEW YORK, NEW YORK. Select-a-Seat was installed in Carnegie Hall in 1987. There are over 35 users of this system that sell tickets to all concert performances, taking telephone reservations and processing season subscription ticket sales;

ADMITS GOLD WITH ACCESS CONTROL AT ROCK N ROLL HALL OF FAME, CLEVELAND, OHIO. The Admits Gold system installed at the Rock n Roll Hall of Fame includes 10 point-of-sale ticketing stations and provides for automated scanning and access control. The system has been operating since opening day in September, 1995 and has processed over 1,000,000 tickets;

ADMITS PLATINUM AT SUN VALLEY SKI RESORT, SUN VALLEY, IDAHO. The Admits Platinum at Sun Valley Ski Resort includes 27 point-of-sale stations for lift ticket sales, 6 video ID stations for season passes, and 6 radio frequency ski lift scanning stations for access control. It has processed over 3,000,000 skier visits since it was installed and currently processes over 400,000 tickets per year.

ADMITS PLATINUM WITH ACCESS CONTROL AT THE FLORIDA AQUARIUM, TAMPA, FLORIDA. The Company installed its Admits Platinum and access control systems at The Florida Aquarium in early 1995. The systems provide for a computerized point-of-sale ticketing system and laser scanning bar code technology to automate and verify admission and access to the facility. The systems have sold and scanned approximately 1.9 million tickets since its grand opening in 1995.

ADMITS AT ART GALLERY OF ONTARIO, ONTARIO, CANADA. The Admits system at the Art Gallery of Ontario was installed in the first quarter of 1997. It includes 12 point-of-sale stations for main ticketing, group sales and back office ticketing applications. The system has enabled AGO to implement an "Art Card" which provides bar coded access control through 6 entry points utilizing custom ticket stock imprinted with selected artwork.

Due to the length of time it takes for the Company to purchase, customize and install certain of its products, there may occasionally be a backlog of orders for equipment. As of December 31, 1996 and December 31, 1995, the Company's backlog was $963,000 and $1,190,000 respectively. The backlog represented sales to numerous sites with purchase prices ranging from approximately $52,000 to $326,000. In 1995, no one customer represented more than 10% of the Company's sales. In 1996, Bayindir Insaat Turizm Ticaret (a large, indoor amusement park in Istanbul, Turkey) represented 12% of the Company's sales.

COMPETITION

The Company faces competition from different sources with respect to each of its products. The Company is unaware of any one competitive source with the capabilities to supply the number of different admission and ticketing products which the Company offers. The Company believes it has a competitive advantage over any other single company due to the Company's ability to satisfy a great variety of software or hardware requirements a customer might have with respect to general admission ticketing, access control and reserved seating.

ADMITS. There are several companies in the United States offering basic computerized ticketing capabilities which are similar to those the Company offers through its Admits Gold and Admits Platinum systems. They include, among others, PACER CATS and Gateway Ticketing Systems. While those firms have automated ticketing programs similar to that of the Company, and have resources substantially greater than those of the Company, the Company believes Admits competes effectively with these companies on the basis of pricing and ease of installation, use and maintenance.

SELECT-A-SEAT. The Company's Select-a-Seat reserved seating system competes against companies such as Ticketmaster, Inc., Select Ticketing Systems and Prologue Systems, Inc. Some of those companies have resources substantially greater than the Company. The Company believes that it competes effectively both in pricing and over all functionality of its Select-a-Seat system and that the Company has a competitive advantage in that the Select-a-Seat software will operate with a wide variety of hardware products which a customer might already own. The computerized reserved seat ticket industry has historically been dominated by two national ticketing companies: Ticketron, Inc. and Ticketmaster, Inc. Ticketron, Inc. was acquired by Ticketmaster, Inc., leaving only one national ticketing company, Ticketmaster, Inc. Ticketmaster, Inc. leases their equipment and software to arenas, stadiums and theaters and establishes remote sales locations and telephone reservations centers to sell tickets. Ticket buyers pay a service charge to Ticketmaster, Inc. for their services. Service charges can range from $1.50 per ticket to over $7.50 per ticket. The Company's Select-a-Seat system, as an alternative to the national ticketing companies, allows facilities to retain control of their ticket inventory, and ticketing service charges. When organizations purchase Select-a-Seat, all tickets sold over the telephone, the Internet, or at remote sales locations can carry a per-ticket service charge (if the owner chooses to do so) which the owner of the system retains. Therefore, many organizations purchase Select-a-Seat as a source of revenue. For a discussion of Select-a-Seat, see the information included under the caption "Select-a-Seat" above.

ACCESS CONTROL. The primary competing technology for the Company's access control system is magnetic strips, such as those located on the back of most credit cards and many forms of paper tickets as well as various forms of bar code readers. Competitors in this arena include VGS and Gateway Ticketing Systems. The Company's primary competitor for its access control system is Data Service Company of America, Inc. which offers access control by allowing users to swipe their bar-coded ticket through a slot reader. The Company believes its access control system competes effectively with Data Service Company of America, Inc.

GENERAL. The Company generally enters into non-disclosure agreements related to its proprietary technologies and trade secrets with its employees and with those companies and individuals with whom it has contractual agreements.

PRODUCTION AND SUPPLIERS

The Company produces each of its systems by enhancing, integrating and assembling various components readily available from numerous suppliers. A few components, such as metal housings and circuit boards are specially manufactured for the Company to its specifications and ordered from one or more suppliers. The Company's major suppliers of such components are Digital Equipment, Tech Data, Data General, BOCA Systems, Inc., Alvarado Manufacturing Co., Indiana Cash Drawer Corporation, Jetstar, Inc., Arco Distributors, Inc. The other products the Company offers are primarily software.

The Company assembles and tests its software at its headquarters and installs it along with appropriate hardware on-site for its various customers.

PERSONNEL

In order to reduce its overhead costs, the Company entered into an agreement effective January 1, 1996, with a firm that provides all administrative services relating to payroll, personnel and employee benefits (an employee leasing agreement). The Company signed an agreement with a new employee leasing company effective December 16, 1996. Management continues to hire, dismiss, set pay rates, and supervise the employees.

As of December 31, 1996, the Company employed (or employee leased) 42 individuals, including 4 in management, 8 in engineering, 13 in operations, 8 in sales and marketing, 5 in finance and accounting and 4 support staff personnel. The Company also retained 1 individual who served as a part-time consultant.

The Company generally enters into non-disclosure and non-competition agreements with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company believes its relations with its employees is excellent.

INTELLECTUAL PROPERTY

The Company holds copyrights for the software comprising its access control system and the software comprising the Select-a-Seat system. The Company has service marks for the names Select-a-Seat and Lasergate Systems, Inc. and also for the Select-a-Seat and LSi logos. The Company believes that its copyrights and service marks provide it with a competitive advantage and are valuable assets.

The Company regards certain features of its internal operations, software and documentation as proprietary. The Company relies on a combination of contract, copyright, service marksand trade secret laws and other measures to protect its proprietary information. The Company generally enters into confidentiality agreements with each of its employees and customers and, where appropriate, with certain vendors, in which each party agrees not to use the Company's proprietary intellectual property for purposes other than those for the benefit of the Company. In addition, the Company safeguards its technology through security measures such as passwords and codes. Policing unauthorized use of the Company's information and technology is difficult, and there can be no assurance that these safeguard measures will be successful or that the Company will have the financial resources necessary to enforce its proprietary rights. Trade secret laws in the computer technology area are rapidly developing and, should the Company's proprietary products be appropriated it may seek to enforce its rights.

While the Company's competitiveness may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant competitive factors than the know-how, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. While competitors may be able to develop software products with similar capabilities, the Company believes that a competitor would have to devote substantial resources to develop products that can compete effectively with the Company's products. Accordingly, although the Company deems its proprietary interest in its service marks and copyrights to be important, it does not believe that its failure or inability to protect that interest would have a material adverse effect on its business. The competitive advantage derived from the technology involved in each of the Company's products is a result of the inter-relationships of the components and the variety of features that they are able to provide when integrated, and the software that links them, rather than the individual components themselves.

The Company intends to apply for copyrights when feasible in order to protect its product enhancements as they are developed. There can be no assurance that copyrights will be obtained or that they will afford sufficient protection for the Company's products. In addition, the Company may not have the resources necessary to enforce its rights with respect to any of its copyrights, trade secrets, service marks or prospective filings since this can sometimes involve protracted legal battles.

As referred to above, the Company has servicemarks for the names Select-A-Seat and Lasergate Systems, Inc.; Admits is a product of the Company. All other brands and products mentioned in this report are trademarks of their respective holder(s).

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases approximately 11,910 square feet of office space in Clearwater, Florida. The lease expires on April 30, 1999. The Company has the right under its written lease agreement to one five-year renewal of the lease at prevailing market rates. The Company also has a right of first refusal for additional office space in the same building as space becomes available. From March 1997 through February 1998, the rent payable will be approximately $14,000 per month.

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

Derek Betty and James Potter have instituted actions against the Company arising pursuant to agreements entered into at the time of the sale of Delta Information Services, Inc. ("Delta") to the Company. The first action is entitled Derek Betty v. Lasergate Systems, Inc. ("the Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ("the Potter Action"). Both actions are pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleges that the Company has failed to return shares of the Company's stock which are being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleges a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action seeks damages in an amount in excess of $15,000, which is the jurisdiction amount, but it is anticipated that damages could be in excess of $25,000. The Potter Action also alleges a breach of the Registration Rights and Put Option Agreement. Moreover, the Potter Action includes allegations concerning James Potter's Consulting Agreement with the Company and a Non-Compete Agreement. The Potter Action seeks a declaratory judgment determining that the Company and 1103065 Ontario Inc ("Ontario") are in material breach of the Non-Compete Agreement and that Potter is relieved of all obligations to perform under the Non-Compete Agreement. The Company has moved to dismiss both actions and to compel arbitration pursuant to an arbitration provision in the Stock Purchase Agreement relating to the acquisition of Delta. A hearing on the motion in the Potter Action is scheduled for April 1, 1997, and a hearing on the motion in the Betty Action is scheduled for May 2, 1997. The Company intends to vigorously defend both actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following tables set forth the high and low sales prices for the Common Stock on the NASDAQ Stock Market for the periods indicated:

            Quarter Ended                High Sales Price        Low Sales Price

            March 31, 1995                 $  13 3/4               $  7 1/2
            June 30, 1995                      9 5/8                  4 3/8
            September 30, 1995                 6 1/4                  3 3/4
            December 31, 1995                  6 5/8                  1 3/4
            March 31, 1996                     2                        7/8
            June 30, 1996                      1 7/8                  11/16
            September 30, 1996                 1 3/8                  17/32
            December 31, 1996                  25/32                   7/32

As of March 20, 1997, there were 1,616 holders of record of the Common Stock. No dividends have ever been declared or paid on the Company's Common Stock. The closing price of the Common Stock on March 20, 1997, was $3/8 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Due to the Company's net loss for 1996 of $4,997,962, and its history of operating losses that have accumulated to $16,783,318, at December 31, 1996, our independent certified public accountants have qualified their accountants' report dated March 28, 1997, on the Company's 1996 financial statements as to a going concern uncertainty. The following commentary within "Management's Discussion and Analysis" addresses the Company's operations for 1996 and its plan to improve future results. These matters are also discussed in Note 3 to the financial statements.

Since the second quarter of 1994, a number of significant events have had a material impact upon the Company's operating results and its current and future prospects. In addition to a change in control and a public offering of its securities, the changes included replacement of the entire Board of Directors and all of the Company's senior executives, including the President/CEO as well as most of its other personnel. They also included two acquisitions (Delta and GIS Systems Limited Partnership ("GIS")) with a combined customer base of over 200 sites, and various product integration and development efforts.

These changes required more than two years of sustained effort and substantial amounts of capital. At the beginning of 1996, the Company had very little working capital. This situation grew worse during the first half of the year, and, as a result, in June 1996, shipments to customers were not on schedule because orders for their product could not be placed with vendors. The Company had utilized all credit extended to it by vendors. Given these circumstances, the Company undertook two private placements of convertible preferred stock during this time period, for which the Company received a combined total of $6,623,082, net of commissions and offering expenses. This allowed the Company to initiate two basic programs designed to move the Company toward profitability. First, it was decided to begin development of a new product (Admits) that would be modular in nature, thus allowing the product to be customized more easily and installed more efficiently. Secondly, it was decided to commit additional funds to marketing efforts, including a doubling of the sales force aimed at substantially increasing revenues and potentially moving the Company beyond the break-even point and towards profitability in the future.

The development effort was immediately focused upon the general admission product since it seemed to have the fastest and largest payback. The core of the product was developed earlier than planned and was in Beta testing by November 1996. This was primarily due to the experience of the development team and the ability to forego the creation of a detailed program design by utilizing the software programs of the legacy product, and GIS as a production plan. With the Company's efforts to satisfy new and existing customer demands for programming changes to the Delta and GIS products (see discussion of warranty costs and warrants liability in Note 2 of the financial statements), the Company had to keep a substantial portion of its resources dedicated to the legacy products in all areas: development, installation, customer support, training, documentation, and marketing. However, the Company kept the general admission development effort on schedule. At the present time, management believes the Company will have the new Admits general admission product available for general release by June 1997.

For most of 1996 the Company employed three or four field sales representatives. During the fourth quarter of 1996, two systems engineers were dedicated to providing pre-sales support and an inside sales department was formed with two inside sales representatives hired initially. During February and March of 1997, two additional field sales representatives were hired, bringing the total to six. Thus, for most of 1997, the Company expects to have ten employees dedicated to sales efforts compared to three or four during 1996.

The combined result for the Company of expanding the sales force and delivering the new Admits general admission product on schedule is that revenue can still be favorably impacted during the latter part of 1997. Thus, management believes it can achieve a reduction of the operating loss by the end of 1997 and lay the foundation for future profitability. Although no assurance can be given, management believes that sustained expenditure and cash controls would maintain adequate working capital through 1997, on the premise that the new general admission Admits product will be completed as planned by June 1997. Nevertheless, the Company intends to seek and actively pursue a possible relationship with a strategic partner, which would include an equity investment in the Company and may review other financing opportunities.

RESULTS OF OPERATIONS: 1996 COMPARED TO 1995

Revenues

            Revenues  increased to $4,204,626  in 1996 from  $2,835,206 in 1995, representing a 48% increase. Revenues consisted of system sales and installations of $3,588,383 in 1996 and $2,508,206 in 1995, and maintenance and support of $616,243 in 1996 and $300,000 in 1995. The increase in system sales and installations was primarily attributable to marketing activities from an increased sales staff, and from the Company's enhanced products.

            In 1996, the Company's principal products, Select-a-Seat, Admits Platinum, and Admits Gold, represented approximately 33%, 35%, and 16% of revenues, respectively, compared to 42%, 30%, and 12% of revenues, respectively, in 1995. By the end of 1997, the Company expects the revenue from Admits Platinum and Admits Gold to be substantially replaced by revenue from Admits, the Company's modular Windows(R) based general admission product. Maintenance and support represented 14% of revenues in 1996 and 11% 1995. While maintenance and support revenue for 1997 is expected to increase, its percentage of total revenues is not expected to increase.

            In 1996, one customer, Bayindir Insaat Turizm Ticaret, a large, indoor amusement park in Istanbul, Turkey, represented 12% of revenues. In 1995, no customers represented 10% or more of revenues. As the total customer base grows, the likelihood of having certain customers account for more than 10% of revenues in future years is reduced.

Cost of Revenues

            Cost of revenues in 1996 and 1995 included the costs associated with the hardware and software acquired for the Company's customers, the full costs associated with the engineering and installation of the systems, and the full costs associated with the provision of customer support.

            Cost of revenues increased to $2,937,269 from $2,619,436. This 12% increase was the result of costs related to a 48% increase in sales, partially offset by increased efficiencies in installing products. As a percentage of revenues, cost of revenues in 1996 represented 70% of revenues compared to 92% of revenues in 1995. This improvement represents more efficient installation and support of products.

            Although the sales mix for hardware versus software has been relatively consistent during 1995 and 1996, it should be noted that the ratio of cost of revenues-to-revenues is also a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software and related systems development activities provide the Company greater gross margins.

Development Costs

            Development costs increased to $460,709 in 1996 from $348,352 in 1995, an increase of $112,357, or 32%. As a percentage of revenues, development costs decreased from 12% in 1995 to 11% in 1996. The Company expects to continue development efforts in 1997 at about the same level as in 1996, with the majority of the development effort focused on its new modular products.

Selling, General and Administrative

            Selling, general and administrative expenses increased to $4,715,513 in 1996 from $4,122,914 in 1995, representing a 14% increase. As a percentage of revenues, these expenses were 112% in 1996 and 145% in 1995, which reflects the subtantial increase in revenues in 1996.

            The principal components of the increase in selling, general and administrative, in 1996 as compared to 1995 are described below:

            Sales and marketing expenses increased to $1,273,751 in 1996 from $1,036,506 in 1995, representing a 23% increase. This increase was attributed to increased salaries, benefits, and commissions of $467,213, associated with the Company's additions to the sales force, offset by a reduction of $234,715 in the amount paid to independent contractors who performed similar functions in 1995.

            General and administrative expenses increased to $3,441,762 in 1996 from $3,086,408 in 1995, representing a 12% increase. The principal components of the increase are increase in shareholder relations expenses, executive compensation, employee wages, legal fees, and bad debt expense.

Write Down of Capitalized Software Costs

            In 1996, the Company decided to offer its products in a modular fashion and the Company commenced the development of the new modular product. Accordingly, the Company wrote down the value of capitalized software $1,075,000 under the net realizable value determination provisions of SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". (See Note 7 to the financial statements). In 1995, there was no write down of assets.

Other Income (Expense)

            Interest expense was $45,061 in 1995. Due to the funds received from the private offering in June 1996, the Company paid off its debt and invested the remaining funds, earning interest income in 1996 of $53,577.

            Net other income/(expense) represented $67,674 of expense in 1996 as compared to $93,775 of income in 1995. The decrease is primarily due to the results of operations of the Company's joint venture in Australia with P.M.S.I. Group Pty. Limited. The company's share of the joint venture's net earnings/(loss) from operations was a $77,790 loss in 1996 compared to earnings of $48,060 in 1995.

Income Taxes

            The Company currently has a substantial net operating loss carryforward for which the Company has not recognized a tax benefit due to the uncertainty related to when and how much of the tax benefits will be ultimately realized (See Note 10 to the financial statements).

Net Loss

            Net loss increased to $4,997,962 ($.82 a share) in 1996 from $4,206,782 ($1.39 a share) in 1995. The Company's operations were affected by various factors as discussed above with the largest component being a one-time write down of capitalized software in the amount of $1,075,000.

New Accounting Pronouncements Adopted

            Accounting for Stock Based Compensation. SFAS No. 123 Accounting for Stock Based Compensation was implemented during 1996. The affect upon the Company's financial statements was immaterial.

Financial Condition: 1996 Compared to 1995

            Total assets remained relatively constant at $6,436,945 on December 31, 1996, from $6,406,236 on December 31, 1995, representing an increase of $30,709, or less than 1%. This includes an increase in cash of $1,268,319 as a result of two private placements and a decrease in systems and software costs of $1,173,928, primarily due to a write-down of these costs.

            Total liabilities decreased to $3,320,392 on December 31, 1996, from $4,719,465 on December 31, 1995, representing a decrease of $1,399,073, or 30%. The principal contributing factors to the decrease are the repayment of notes payable of $300,000 and the repayment of the promissory notes payable to stockholders with conversion futures, which had a balance of $2,324,335 partially offset by increases in deferred revenue, accrued warranty costs, and accrued expenses. (See Note 4 to the financial statements and "Liquidity' and Capital Resources" below).

Liquidity and Capital Resources

The following table presents a summary of the Company's cash flow for 1996 and 1995:
                                                    1996           1995
                                                -----------    -----------
    Net cash used in operating activities       $(2,282,971)   $(2,833,237)
    Net cash used in investing activities          (228,663)      (708,917)
    Net cash provided by financing activities     3,779,953      2,608,823
    Net increase (decrease) in cash
        and cash equivalents                    $ 1,268,319    $  (933,331)

The Company used cash of $2,282,971 in 1996 and $2,833,237 in 1995 for operating activities. From its inception in October 1985 through December 31, 1996, the Company has incurred cumulative losses of $16,783,318, with a loss of $4,997,962 for the year ended December 31, 1996. The company's net loss in 1996 was due primarily to expenditures related to the factors referred to under the caption "Results of Operations: 1996 Compared to 1995" above. Included in the net loss for 1996 were non-cash expenses totaling $2,006,626 , which included (I) a write-down of capitalized software costs of $1,075,000; (ii) depreciation/amortization expenses of $513,153; and (iii) equity-related transactions totaling $229,686 of compensation expense recognized as a result of the grant of stock options in 1994. Cash that was used to purchase items classified as current assets totaled $426,428 with accounts receivable increasing by $540,617, investment in inventories decreasing by $70,763, and prepaid expenses decreasing by $43,426. These uses of cash were offset by an increase in accounts payable and accrued expenses of $764,362, an increase in accrued warranty costs of $273,919, and an increase in deferred revenue of $180,110.

The Company used cash in investing activities in the amount of $228,663 in 1996, which was used for additions to property, equipment, and software costs, and used cash in investment activities in the amount of $708,917 in 1995, principally related to the loan to GIS stockholders of $559,000.

The Company was provided cash by financing activities of $3,779,953 in 1996 and $2,608,823 in 1995. The Company relied on net proceeds from public and private offerings and loans and advances from related parties to fund its operations during 1996 and 1995. Two private offerings in 1996 and a private offering in 1995 provided $6,623,082 and $1,870,976, respectively.

In 1995, the Company borrowed $859,505, consisting of $559,505 as an unsecured cash advance from two former shareholders as evidenced by a promissory note due October 1996, at an annual interest rate of 8% and $300,000 as an additional unsecured cash advance from the same parties evidenced by a convertible secured promissory note due March 30, 1996, at an annual interest rate of 9.5%. In June 1995, the Company issued 79,950 shares of its Series A Preferred Stock in satisfaction of the $559,505 promissory note and $200,000 of additional note payables outstanding since 1994.

In February 1995, the Company acquired substantially all of the assets of GIS for an aggregate consideration of approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's Common Stock valued at $765,331, 111,800 shares of the company's Series B Preferred Stock valued at $559,000, and the Company's unsecured, non-interest-bearing promissory notes in the aggregate amount of $2,324,335. In addition, the Company agreed to assume certain liabilities of GIS and loaned GIS $559,000 as evidenced by a promissory note from GIS due March 31, 1996, which was secured by the pledge to the Company of the 111,800 shares of the Company's Series B Preferred Stock.

On March 11, 1996, the Company and GIS Systems Limited Partnership executed an agreement whereby the parties agreed, among other things, to settle the remaining obligation to GIS totaling $2,324,335, cancel the $559,000 note receivable from GIS, cancel the $199,359 account receivable from GIS, and redeem the 109,333 shares of Common Stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. In connection therewith, the Company agreed to pay to GIS the sum of $1,550,000.

The cash  payment  of  $1,550,000  made to GIS on April  12,  1996,  the date of closing, was principally provided from the net proceeds of the April 1996 Private Placement described below.

On March 27, 1996, the Company commenced a Private Placement of the Company's newly established Series E Preferred Stock at $10.00 per share and completed the private placement as of April 22, 1996. The Company received $1,450,582, net of commissions and offering expenses, for the sale of 162,500 shares of preferred stock. As of June 28, 1996, 150,000 shares of the Series E Preferred Stock had been converted into 2,453,686 shares of the Company's Common Stock.

On June 10, 1996, the Company commenced a Private Placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 such shares. Also, on June 27, 1996, the Company used $300,000 of the proceeds of the Series F Preferred Stock Private Placement to pay off the notes payable to related parties and on June 28, 1996, the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same party. These preferred shares were potentially convertible into 2,636,126 shares of Common Stock had they not been redeemed.

Each share of Series F Preferred Stock is also convertible into the Company's Common Stock, at a conversion price that is tied to the trading price of the Company's Common Stock at the time of conversion; provided, however, that for purposes of such conversion, a trading price that is less than $.45 per share, will be deemed to be $.45 and a trading price that is more than $1.00 per share will be deemed to be $1.00. On January 27, 1996 55 shares of the Series F Preferred Stock were converted into 100,000 shares of common stock at a conversion price of $.55 per share.

Upon payment of the $300,000 note and redemption of the Series A Convertible Preferred Stock, each of which was held by the same private investors, three members of the Company's board of directors (Stewart L. Krug, Lawrence W. Umstadter, and Timothy E. Mahoney) who were nominated by such private investors and served at their request, resigned from the board. The company filled the vacancies created by such resignations by appointing three new directors (Bruce
D. Barrington, John J. Chluski, and Philip P. Signore).

While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support revenues greater than the levels achieved in 1996, and that operations should continue to progress throughout 1997.

ITEM 7. FINANCIAL STATEMENTS

Following this page are the Company's financial statements for the year ended December 31, 1996 which include the following items:

                                                                          Page
                                                                          ----
    Report of Independent Certified Public Accountants                    F-1

    Consolidated Balance Sheets as of
                December 31, 1996 and December 31, 1995                   F-2

    Consolidated Statements of Operations for the years ended
                December 31, 1996 and December 31, 1995                   F-3

    Consolidated Statements of Stockholders' Equity for the
                years ended December 31, 1996 and December 31, 1995       F-4

    Consolidated Statements of Cash Flows for the years
                ended December 31, 1996 and December 31, 1995             F-5

    Notes to Consolidated Financial Statements                            F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The information required by this item is incorporated by reference herein in the "Election of Directors" section of the Company's definitive Proxy Statement to be filed for the Company's 1997 Annual Meeting of Shareholders pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION

            The information required by this item is incorporated by reference herein in the "Executive Compensation" section of the Company's definitive Proxy Statement to be filed for the Company's 1997 Annual Meeting of Shareholders pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is incorporated by reference herein in the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's definitive Proxy Statement to be filed for the Company's 1997 Annual Meeting of Shareholders pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated by reference herein in the "Certain Relationships and Related Transactions" section of the Company's definitive Proxy Statement to be filed for the Company's 1997 Annual Meeting of Shareholders pursuant to Regulation 14A.

                                     PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)         Exhibits

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB, File No. 0-15873, for the quarter ended June 30, 1996).

3.2 By-laws, as amended (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K, File No. 0-15878, for the year ended December 31, 1994).

4.1 Form of Subscription Agreement for Series D Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB, File No. 0-15873, for the year ended December 31, 1995).

4.2 Form of Subscription Agreement for Series E Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB, File No. 0-15873, for the year ended December 31, 1995).

4.3 Form of Subscription Agreement for Series F Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB, File No. 0-15873, for the quarter ended June 30, 1996).

4.4 Form of Registration Rights Agreement with Respect to the Purchase of Shares of Series F Preferred Stock (incorporated by reference to
            Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB, File No. 0-15873, for the quarter ended June 30, 1995).

10.1 Lease, dated as of February 20, 1995, between the Company and 28050 Corporate Square Associates, L.P. (incorporated by reference to
            Exhibit 10.2 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

10.2 Stock Purchase Agreement by and among 1103065 Ontario Inc., Delta Information Services, Inc., James Potter, Marion Audrey Potter and Derek Betty (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.3 Registration Rights and Put Agreement by and among James Potter, Marion Audrey Potter, Derek Betty and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.4 Asset Purchase Agreement by and between the Company and GIS Systems Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 15, 1995, File No.
            0-15873).

10.5 Series B Promissory Note made by the Company payable to GIS Systems Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.6 Series C Promissory Note made by the Company payable to GIS Systems Limited Partnership (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.7 Promissory Note made by GIS Systems Limited Partnership payable to the Company (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.8 The Series B Preferred Stock Pledge and Call Agreement by and among the Company, GIS Systems Limited Partnership and NationsBank of Florida, N.A. (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.9 Consulting Agreement by and between the Company and Fred Maglione (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.10 Consulting Agreement between James Potter, 1103065 Ontario Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.11 Letter Agreement among the Company, GIS Systems Limited Partnership, Nicholas Flaskay, and Fred Maglione (incorporated by reference to
            Exhibit 10.17 of the Company's Annual Report on Form 10-KSB, File No. 0-15873, for the year ended December 31, 1995).

10.12 Employment Agreement of Jacqueline E. Soechtig (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

21.1        Subsidiaries  of the Company  (incorporated  by reference to Exhibit
            21.1 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

27.1*       Financial Data Schedule.

----------------------
* Filed herewith.

For the Company's financial statements for the period ended December 31, 1996, see Part II, Item 7 of this Report on Form 10-KSB.

(b) Reports on Form 8-K.

            None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LASERGATE SYSTEMS, INC.



                                            By: /s/ JACQUELINE E. SOECHTIG
                                               Jacqueline E. Soechtig
                                               President and Chief
                                               Executive Officer

                                            Date: March 31, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                             CAPACITY                    DATE


/s/ JACQUELINE E. SOECHTIG    President, Chief Executive Officer  March 31, 1997
Jacqueline E. Soechtig        (Principal Executive Officer)
                              and Director

/s/PHILIP P. SIGNORE          Vice President - Finance, Chief     March 31, 1997
Philip P. Signore             Financial Officer, Secretary,
                              Treasurer, and Director
                              (Principal Financial and Accounting
                              Officer)

/s/ FRANK W. SWACKER          Director                            March 31, 1997
Frank W. Swacker

/s/BRUCE D. BARRINGTON        Director                            March 31, 1997
Bruce D. Barrington

/s/JOHN J. CHLUSKI            Director                            March 31, 1997
John J. Chluski

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             LASERGATE SYSTEMS, INC.
                                AND SUBSIDIARIES

                           December 31, 1996 and 1995

                                TABLE OF CONTENTS

                                                                           PAGE

Report of Independent Certified Public Accountants.......................  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995.............  F-2

Consolidated Statement of Operations for the Years
  Ended December 31, 1996 and 1995.......................................  F-3

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 1996 and 1995.....................................  F-4

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1995.......................................  F-5

Notes to Consolidated Financial Statements...............................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Lasergate Systems, Inc. and Subsidiaries

            We have  audited the  accompanying  consolidated  balance  sheets of
Lasergate Systems, Inc. and Subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasergate Systems, Inc. and Subsidiaries at December 31, 1996, and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

            The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,997,962 during the year ended December 31, 1996, and, as of that date, the Company has an accumulated deficit of $16,783,318. The Company has historically relied on net proceeds from public and private offerings and loans and advances from related parties to fund its operations. Management believes that additional monies from these sources will not be necessary to fund its operations in 1997. However, the Company's operating loss history raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Grant Thornton LLP

                                             GRANT THORNTON LLP


Tampa, Florida
March 28, 1997

                    Lasergate Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                1996            1995
                                                                            ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                $  1,924,825    $    656,506
   Accounts receivable, net of allowance for
    doubtful accounts of $147,000 and $36,000                                    868,931         439,311
   Account receivable, related party                                                --           199,359
   Inventories                                                                   254,901         325,664
   Prepaid expenses                                                               40,966          84,392
                                                                            ------------    ------------
                        Total current assets                                   3,089,623       1,705,232
                                                                            ------------    ------------

Property and equipment, net                                                      304,024         246,568
Systems and software costs, net of write down and amortization
    of $1,525,856 and $283,333                                                   242,739       1,416,667
Goodwill, net of amortization of $265,568 and $132,579                         2,382,705       2,515,694
Customer lists and support contracts, net of amortization
 of $141,667 and $70,833                                                         283,333         354,167
Other assets, net                                                                134,521         167,908
                                                                            ------------    ------------
                              Total assets                                  $  6,436,945    $  6,406,236
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, related parties                                           $       --      $    300,000
   Notes payable, other                                                           28,628          21,757
   Accounts payable, trade                                                       542,671         634,863
   Deferred revenues                                                             909,516         729,406
   Accrued warranty costs                                                        570,919         297,000
   Accrued expenses                                                            1,128,658         272,104
                                                                            ------------    ------------
                        Total current liabilities                              3,180,392       2,255,130

Promissory notes payable, stockholders with conversion futures                      --         2,324,335
Obligations to issue common stock                                                140,000         140,000
                                                                            ------------    ------------
                              Total liabilities                                3,320,392       4,719,465

Commitments and contingencies                                                       --              --

Stockholders' equity:
   Preferred stock, $.03 par value, 2,000,000 shares
     authorized, 8,000 and 387,750 shares issued and
     outstanding at December 31, 1996 and 1995, respectively                         240          11,633
   Common stock, $.03 par value, 20,000,000 shares authorized,
     7,362,061 and 3,125,013 issued and outstanding at
     December 31, 1996 and 1995, respectively                                    220,862          93,751
   Additional paid-in capital                                                 19,818,769      14,065,743
   Less: Common stock, $.03 par value, 20,000 shares
           at December 31, 1996 and 1995, respectively,
           subject to put options                                               (140,000)       (140,000)
        Notes receivable, stockholders                                              --          (559,000)
   Accumulated deficit                                                       (16,783,318)    (11,785,356)
                                                                            ------------    ------------
                               Total stockholders' equity                      3,116,553       1,686,771
                                                                            ------------    ------------
                               Total liabilities and stockholders' equity   $  6,436,945    $  6,406,236
                                                                            ============    ============

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                            Years ended December 31,


                                                        1996            1995
                                                    -----------     -----------


Revenues                                            $ 4,204,626     $ 2,835,206

Operating Expenses:
  Cost of revenues                                    2,937,269       2,619,436
  Development                                           460,709         348,352
  Selling, general and administrative                 4,715,513       4,122,914
  Write down of capitalized software costs            1,075,000            --
                                                    -----------     -----------

            Operating loss                           (4,983,865)     (4,255,496)

Other income (expense)
            Interest income (expense)                    53,577         (45,061)
            Other, net                                  (67,674)         93,775
                                                    -----------     -----------

             Loss before income taxes                (4,997,962)     (4,206,782)

 Income taxes                                              --              --
                                                    -----------     -----------

              Net loss                              $(4,997,962)    $(4,206,782)
                                                    ===========     ===========


Net loss per common share                           $      (.82)    $     (1.39)
                                                    ===========     ===========


Weighted Average Common Stock Outstanding             6,063,633       3,023,346
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995

(PART 1 OF 2)
                                                         Preferred Stock                   Common Stock
                                                         ---------------                   ------------
                                                                                                                     Additional
                                                                         Par                             Par          Paid-In
                                                       Shares           Value          Shares           Value         Capital
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1994                                36,364           1,091       2,913,680          87,412       9,258,563
                                                    ------------    ------------    ------------    ------------    ------------
Issuance of common stock at $7.00 a share and
  preferred stock at $5.00 per share in
  connection with GIS acquisition                        111,800           3,353         109,333           3,279       1,317,697
Less: note receivable collateralized by preferred
  stock
Issuance of preferred stock in Private Placement at
  $10 per share less offering expenses of $215,024       208,600           6,258                                       1,864,718
Grants of stock options for 1994 and 1995
  executive compensation                                                                                                 937,250
Conversion of preferred to common stock                  (28,600)           (858)        110,000           3,300          (2,442)
Issuance of preferred  stock for satisfaction of
  notes payable, related part                             79,950           2,400                                         757,106
Exchange of preferred stock: Shares redeemed             (36,364)         (1,091)
                             Shares issued                16,000             480                                             611
Issuance of common stock under stock option plan                                           2,000              60           1,940
Exercise of common stock put option                                                      (10,000)           (300)        (69,700)
Net loss                                                    --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                               387,750    $     11,633       3,125,013    $     93,751    $ 14,065,743
                                                    ------------    ------------    ------------    ------------    ------------

Retirement of stock in settlement of acquisition        (111,800)         (3,355)       (109,333)         (3,279)         22,609
   obligations
Issuance of Series E preferred stock                     162,500           4,875                                       1,445,707
Issuance of Series F preferred stock                       8,000             240                                       5,172,260
Redemption of preferred stock                            (95,950)         (2,878)                                       (997,121)
Conversion of preferred to  common stock                (342,500)        (10,275)      4,301,381         129,040        (118,765)
Issuance of restricted common stock as compensation                                       45,000           1,350          40,836
Grant of stock options for
    Executive compensation                                                                                               187,500
Net loss
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996                                 8,000             240       7,362,061         220,862      19,818,769
                                                    ============    ============    ============    ============    ============

(PART 2 OF 2)
                                                        Common
                                                        Stock          Notes
                                                        Subject     Receivables
                                                        to Put         Stock-        Accumulated
                                                        Option        holders          Deficit
                                                    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1994                              (210,000)                     (7,578,574)
                                                    ------------    ------------    ------------

Issuance of common stock at $7.00 a share and
  preferred stock at $5.00 per share in
  connection with GIS acquisition
Less: note receivable collateralized by preferred
  stock                                                                 (559,000)
Issuance of preferred stock in Private Placement at
  $10 per share less offering expenses of $215,024
Grants of stock options for 1994 and 1995
  executive compensation
Conversion of preferred to common stock
Issuance of preferred  stock for satisfaction of
  notes payable, related part
Exchange of preferred stock: Shares redeemed
                             Shares issued
Issuance of common stock under stock option plan
Exercise of common stock put option                       70,000
Net loss                                                    --              --        (4,206,782)
                                                    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                          $   (140,000)   $   (559,000)   $(11,785,356)
                                                    ------------    ------------    ------------


Retirement of stock in settlement of acquisition                         559,000
   obligations
Issuance of Series E preferred stock
Issuance of Series F preferred stock
Redemption of preferred stock
Conversion of preferred to  common stock
Issuance of restricted common stock as compensation
Grant of stock options for
    Executive compensation
Net loss                                                                              (4,997,962)
                                                    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1996                              (140,000)           --       (16,783,318)
                                                    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                          1996           1995
                                                                      -----------    -----------
Cash flows from operating activities:
   Net loss                                                           $(4,997,962)   $(4,206,782)
   Adjustments to reconcile net loss to cash
     used in operating activities:
      Depreciation and amortization                                       513,153        575,985
      Write down of capitalized software costs                          1,075,000           --
      (Gain) loss in joint venture                                         77,790        (48,060)
      Increase in allowance for doubtful accounts                         110,997         19,000
      Obligations to issue options granted as
        compensation for services                                            --          (75,000)
      Compensation recognized from issuance of stock and
        grant of stock options                                            229,686        562,250
      Decrease (increase) in:
         Accounts receivable, trade                                      (540,617)      (305,782)
         Accounts receivable, related party                                  --         (199,359)
         Inventories                                                       70,763       (115,022)
         Prepaid expenses                                                  43,426         53,028
         Other                                                            (83,598)        87,025
      Increase (decrease) in:
         Accounts payable and accrued expenses                            764,362        136,149
         Accrued warranty costs                                           273,919         15,925
         Deferred revenue                                                 180,110        667,406
                                                                      -----------    -----------
             Net cash used in operating activities                     (2,282,971)    (2,833,237)
                                                                      -----------    -----------


Cash flows from investing activities:
   Net additions to property, equipment, and software costs              (228,663)      (121,772)
   Loans to GIS stockholders related to GIS acquisition                      --         (559,000)
   Other acquisition costs                                                   --          (28,145)
                                                                      -----------    -----------
             Net cash used in investing activities                       (228,663)      (708,917)
                                                                      -----------    -----------



Cash flows from financing activities:
   Proceeds from secondary public or private offering, net of
     offering costs                                                     6,623,082      1,870,976
   Proceeds from exercise of warrants/stock options                          --            2,000
   Repurchase of common stock subject to put option                          --          (70,000)
   Redemption of preferred stock                                       (1,000,000)          --
   Settlement of acquisition obligations                               (1,550,000)          --
   Proceeds from loans, other                                              30,200         36,924
   Repayment of loans, other                                              (23,329)       (90,077)
   Proceeds from loans, related parties                                      --          859,000
   Repayment of loans, related parties                                   (300,000)          --
                                                                      -----------    -----------
             Net cash provided by financing activities                  3,779,953      2,608,823
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                    1,268,319       (933,331)
                                                                      -----------    -----------

Cash and cash equivalents, beginning of year                              656,506      1,589,837
                                                                      -----------    -----------

Cash and cash equivalents, end of year                                $ 1,924,825    $   656,506
                                                                      ===========    ===========

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                     Years ended December 31, 1996 and 1995


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:


                                      Year ended December 31,
                                      -----------------------
                                        1996           1995
                                    -----------    -----------
Interest                            $    17,494    $    31,155
Income taxes                               --             --


NON-CASH INVESTING AND FINANCING ACTIVITIES:

1995:

            The Company acquired substantially all the assets of GIS Systems Limited Partnership for total consideration of approximately $3,700,000 (common stock of $765,331, preferred stock of $559,000, and promissory note of $2,324,335) and recorded assets at aggregate fair value of approximately $3,750,000, with assumed payables of approximately $50,000 (See Note 4).

            The Company issued 79,950 shares of preferred stock in satisfaction of related party notes payable of $759,505.


1996:

            In March 1996, the Company settled its acquisition obligation with GIS (See Note 10) as follows:

       Promissory notes payable, stockholders                 $2,324,335
       Less:
                   Cash payment                                1,550,000
                                                                 774,335
                   Accounts receivable canceled                  199,359
                   Note receivable canceled                      559,000
                   Retirement of common and preferred stock       15,976
                                                              ----------
                                                              $        0
                                                              ==========

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 1 - DESCRIPTION OF BUSINESS

            Lasergate Systems, Inc. (the "Company") was organized and incorporated in the State of Florida in 1985. The Company is engaged in the development, assembly, marketing, servicing and installation of admission control and revenue accounting systems for both general admission and reserved seating. These systems are used primarily at amusement parks, theme parks, water parks, museums, aquariums, zoos, casinos, ski resorts, night clubs, theaters, professional and university athletic and multi-purpose arenas, and other public facilities, including state, county and local fairs, movie theaters, race tracks and golf courses.

            The Company's principal products "Select-a-Seat", "Admits Platinum" and "Admits Gold", represent approximately 33%, 35% and 16% of revenues in 1996, respectively, and 42%, 30%, and 12% of revenues in 1995, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

            In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates are a major factor in providing for warranty costs, doubtful accounts, valuation of intangibles, litigation, and certain taxes which are further described herein. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the financial statements.

CASH EQUIVALENTS

            The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE, NET

            Accounts receivable are reported net of allowance for doubtful accounts. At least quarterly, management reviews the collection status of its accounts and provides an appropriate allowance, if necessary. Based on these reviews, management believes that its accounts at December 31, 1996 and 1995 are reasonbaly stated.

INVENTORIES

            Inventories are stated at the lower of cost or market, with cost being determined principally by the use of the first-in, first-out method.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Depreciation is being provided using the straight-line method over the estimated economic useful lives (3-5 years) for financial statement and income tax purposes.

SYSTEMS AND SOFTWARE COSTS

            Systems and software costs represent the fair values assigned in connection with the Company's acquisition of Delta and GIS in December 1994 and January 1995 (see Note 4) as adjusted by a one-time write-down of $1,075,000 during 1996. Such costs are amortized on a product-by-product basis. The annual amortization expense is the greater of the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life (6 years) of the product.

            The Company's expenditures related to the development of its systems and software prior to the fourth quarter of 1996, along with the cost to integrate GIS and Delta products with the Company's products in 1996 and 1995, have been expensed and included in development costs. No amounts have been capitalized by the Company during 1996 and 1995, except those recorded as a result of the GIS and Delta acquisitions, and approximately $25,000 during the fourth quarter of 1996 (See Note 7), since either the amounts qualifying for capitalization under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" once technological feasibility (as defined) has been achieved, have been insignificant or the customer specifically funded the development of the unique and discrete systems and software through the customer contract.

            During 1996, the Company decided to convert all of their products into one modular Windows(R) based product. Accordingly, the softwares' carrying values were written down $1,075,000 to approximately $200,000, representing the software's estimated net realizable value. (See Note 7.) Amortization of system and software costs in 1996 and 1995, exclusive of the write down discussed above, was $167,523, and $283,333 and is included in Selling General and Administrative Expenses.

INTANGIBLES

            Intangibles which were recognized in connection with the Company's acquisition of GIS and Delta in 1996 and 1995, respectively, relate to systems and software costs (see above), non-competition agreements, customer list and support contracts, and goodwill. Such costs have been and are being amortized using the straight-line method over their respective estimated useful lives: systems and software costs (see above), non-competition agreements--three (3) years, customer list and support contracts--six (6) years, and goodwill--twenty
(20) years. Amortization expense (exclusive of software) for 1996 and 1995 was $232,156 and $231,745, and is included in selling, general and administrative expenses. Management reviews, at least on

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




a quarterly basis, whether or not any impairment has occurred with respect to such acquired intangibles which could warrant an adjustment to the carrying values. Undiscounted cash flow projections associated with the acquired business is the primary focal point in the assessment and analysis for potential impairment. During 1996 and 1995, no impairment was identified, exclusive of the write-down of software costs discussed above.

INVESTMENT IN JOINT VENTURE

            The Company uses the equity method of accounting for its 50% investment in Lasergate Systems Asia-Pacific Pty. Limited. At December 31, 1996 and 1995, and for the years then ended, the joint venture's assets, liabilities and results of operations are not significant. The Company's share of the joint venture's net (loss) from operations for 1996 and 1995 was ($77,790) and $48,060, respectively, and was classified in other income/expense in the accompanying consolidated financial statements for 1996 and 1995. The net carrying value of the Company's investment in/advances to the joint venture at December 31, 1996, and 1995, was $0 and $77,790, respectively, and was classified in other assets. The Company has not guaranteed any of the joint venture's liabilities nor does the Company have any commitments to fund its operations. The Company intends to dissolve this joint venture as of June 30, 1997.

WARRANTY COSTS AND WARRANTY LIABILITY (ALLOWANCE)

            The Company has historically offered a three month warranty for its products. For the period commencing after the end of the warranty period, the Company had offered its customers a maintenance and service contract for an annual fee. However, both companies acquired, Delta and GIS, offered a one year warranty period followed by a maintenance and service contract. The Company continued the one year warranty practice into 1996. Effective June 1, 1996 the Company returned to its original 90-day warranty period. This warranty period primarily relates to telephone support of customers. The related costs are charged to cost of revenues as incurred.

            At December 31, 1995, the Company had an accrued warranty liability (warranty allowance) of $297,000, which had been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods. However, some of these modifications were more costly to perform than originally estimated, and the Company has committed to make similar enhancements for additional customers. As a result, an additional $487,000 was accrued during 1996 in order to provide for the cost of completing all known warranty claims. In addition, during 1996, management reviewed all warranty costs incurred within the past year, which had been provided for by estimating and recording known warranty liabilities each quarter. Based on this review and management's expectation that the number of installations will continue to grow and, therefore, make it more difficult to review all installations individually, management has decided to provide for warranty costs by providing a warranty allowance of 5% of revenues. During 1996, this amounted to $81,000. The balance of the accrued warranty allowance at December 31, 1996, was $571,000. Management believes 5% is a

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




conservative estimate of these costs (which are unknown at time of sale) but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with the associated revenue.

            Provisions for the warranty allowance are classified as cost of revenues.

            While warranty modifications are often enhancements that may result in future product and service revenues, no absolute assurance can be given at this time.

FAIR VALUE OF FINANCIAL INSTRUMENTS

            At December 31, 1996, and December 31, 1995, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses and notes payable, approximate fair value because of the short-term maturities of these assets and liabilities.

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

            Revenues  from  post  contract  customer  support   maintenance  are
recognized ratably over the maintenance period if collectibility is probable.

            Revenues  include  product  sales  and  service  revenues.   Service
revenues represent approximately 14% and 11%, respectively, of total revenues in 1996 and 1995.

            Deferred revenues include customer deposits of $335,467 and $384,731 and advanced billings in accordance with contract terms of $418,063 and $344,675 at December 31, 1996 and 1995, respectively.

            Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated full costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated full cost related to support and maintenance. The Company refined its procedures for capturing and reporting this information in 1996. This refinement affected the comparability of the information being reported on. Thus, cost of revenues, development costs, and selling, general and administrative expenses were reclassified for 1995, using the same basis as that which was used for 1996. The Company believes that the estimated full costs are reasonably stated

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




and classified in all material respects.

            During 1996 and 1995, certain of the Company's contracts with customers afforded the Company the opportunity to develop products for their customers which were also new products for the Company not subject to exclusive arrangements with the customers. The resulting cost of these products is included in development costs versus cost of revenues along with other development costs related to enhancement of existing products during 1996 and 1995.

INCOME TAXES

            Under the liability method specified in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

NET LOSS PER COMMON SHARE

            Net loss per common share is based on the weighted average number of shares outstanding during the periods. Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they were antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

            Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity along with goodwill should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. The adoption of SFAS No. 121 had an insignificant effect on the Company's financial statements.

            Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation. For employee stock awards, as allowed by SFAS No. 123, the Company has elected to continue using the accounting method promulgated by the Accounting Principals Board Opinion No. 25. Accounting for Stock Issued to Employees to measure compensation. As a result, SFAS No.123 pro-forma disclosures are required in these financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had an insignificant effect on the Company's financial statements. See Note 13.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




NOTE 3 - OPERATIONAL AND FUNDING MATTERS

            The Company has a net loss for 1996 of $4,997,962, and a history of operating losses that have accumulated to $16,783,318, at December 31, 1996. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for 1996 and its plan to improve future results.

            Since the second quarter of 1994, a number of significant events have had a material impact upon the Company's operating results and its current and future prospects. In addition to a change in control and a public offering of its securities, the changes included replacement of the entire Board of Directors in November 1996 and all of the Company's senior executives, including the President/CEO (October 1994) as well as most of its other personnel. They also included two acquisitions (Delta and GIS Systems Limited Partnership ("GIS")) with a combined customer base of over 200 sites, and various product integration and development efforts.

            These changes required more than two years of sustained effort and substantial amounts of capital. At the beginning of 1996, the Company had very little working capital. This situation grew worse during the first half of the year, and, as a result, in June 1996, shipments to customers were not on schedule because orders for their product could not be placed with vendors. The Company had utilized all credit extended to it by vendors. Given these circumstances, the Company undertook two private placements of convertible preferred stock during this time period, for which the Company received a combined total of $6,623,082, net of commissions and offering expenses. This allowed the Company to initiate two basic programs designed to move the Company toward profitability. First, it was decided to begin development of a new product (Admits) that would be modular in nature, thus allowing the product to be customized more easily and installed more efficiently. Secondly, it was decided to commit additional funds to marketing efforts, including a doubling of the sales force aimed at substantially increasing revenues and potentially moving the Company beyond the break-even point and towards profitability in the future.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



            The development effort was immediately focused upon the general admission product since it seemed to have the fastest and largest payback. The core of the product was developed earlier than planned and was in Beta testing by November 1996. This was primarily due to the experience of the development team and the ability to forego the creation of a detailed program design by utilizing the software programs of the legacy products as a production plan. With the Company's efforts to satisfy new and existing customer demands for programming changes to the Delta and GIS product (see discussion of warranty costs and warranty viability in Note 2), the Company had to keep a substantial portion of its resources dedicated to the legacy products in all areas: development, installation, customer support, training, documentation, and marketing. However, the Company kept the general admission development effort on schedule. At the present time, management believes the Company will have the new Admits general admission product available for general release by June 1997.

            For most of 1996 the Company employed three or four field sales representatives. During the fourth quarter of 1996, two systems engineers were dedicated to providing pre-sales support and an inside sales department was formed with two inside sales representatives hired initially. During February and March of 1997, two additional field sales representatives were hired, bringing the total to six. Thus, for most of 1997, the Company expects to have ten employees dedicated to sales efforts compared to three or four during 1996.

            The combined result for the Company of expanding the sales force and delivering the new Admits general admission product on schedule is that revenue can still be favorably impacted during the latter part of 1997. Thus, management believes it can achieve a reduction of the operating loss by the end of 1997 and lay the foundation for future profitability. Although no assurance can be given, management believes that sustained expenditure and cash controls would maintain adequate working capital through 1997, on the premise that the new general admission Admits product will be completed as planned by June 1997. Nevertheless, the Company intends to seek and actively pursue a possible relationship with a strategic partner, which would include an equity investment in the Company and may review other financing opportunities.

            Although revenues increased to $4,204,626 in 1996 from $2,835,206 in 1995, increased costs more than offset the increased revenues, such that the net loss increased from $4,206,782 in 1995 to $4,997,962 in 1996. The largest component of the increase was a one-time write-down of capitalized software in the amount of $1,075,000.

            Although no assurances can be given, based on actual sales for the first three months of 1997 (unaudited) and committed sales orders to date (unaudited), revenues for 1997 will be at least at the level achieved in 1996, with greater revenues being targeted. The foregoing is a forward looking statement contingent upon no cancellation of existing sales orders and the receipt of future sales orders at the current rate.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE 4 - ACQUISITION OF BUSINESSES

            On February 15, 1995, effective January 1, 1995 (the date control transferred), the Company acquired substantially all of the assets of GIS Systems Limited Partnership ("GIS"). The purchase price for the acquisition was valued at approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's common stock valued at $765,331, 111,800 shares of the Company's Series B Preferred Stock valued at $559,000, the Company's promissory note in the principal amount of $591,000 (see Note 9) and the Company's promissory note in the principal amount of $1,733,335 (see Note 9). In addition, the Company agreed to assume certain liabilities of GIS (aggregating $45,718) and loaned GIS $559,000 (see paragraph below). Direct acquisition costs aggregating $82,744 (principally legal and accounting fees) were incurred in connection with the acquisition. The promissory notes, totaling $2,324,335, were convertible into preferred stock and derived their valuation from the underlying preferred stock. The common stock valuation of $7.00 per share and the preferred stock valuation of $5.00 per share reflected the agreed-upon price between the buyer and sellers and was approved by the Company's Board of Directors after giving effect to such factors as the restrictions and the size of the blocks of common and preferred stock.

            The loan of $559,000 to GIS evidenced by a promissory note was secured by the 111,800 shares of the Company's Series B Preferred Stock and was due March 31, 1996. The sellers had the option of returning preferred stock if the assignable call provision of $5.00 per share was not exercised. Accordingly, the note

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



receivable was presented as a reduction of stockholders' equity.

            See Note 9 for discussion about the settlement of the acquisition obligations.

            The total purchase price of GIS was allocated based on fair value of net tangible assets acquired, with the excess allocated to identifiable intangible components based on their individual estimated fair values and the remainder was allocated to goodwill.

            The purchase price, including the direct acquisition costs, was allocated as follows:


Inventory                                                           $    85,962
Prepaid expenses and other current assets                                20,472
Fixed assets                                                             87,581
Accounts payables assumed                                               (45,718)
Systems and software costs                                            1,200,000
Customer list and support contracts                                     300,000
Goodwill                                                              2,083,113
                                                                    -----------
                                                                    $ 3,731,410
                                                                    ===========

            In connection with the acquisition of Delta Information Services, Inc. (Delta) in 1994, the sellers were granted a put option to sell to the Company up to 10,000 of the shares of the Company's common stock at $7.00 per share each year for the next three years. The put option which had an aggregate value of $210,000 has been classified as common stock subject to put options in the consolidated balance sheets and represents the amount the Company would be required to pay if all the put options were exercised. During 1995, 10,000 options were exercised resulting in $70,000 of common stock (10,000 shares) being retired, leaving a remaining balance subject to put options at December 31, 1995, of $140,000. During 1996, an additional 10,000 options were presented by the option holders in order to exercise them. However, the Company did not allow them to be exercised due to a disagreement with the sellers regarding the stock purchase agreement. (See Note 12.)

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 5 - INVENTORIES

            Inventories as of December 31, consist of the following:



                                                        1996              1995
                                                      --------          --------

Installations-in-process                              $199,561          $172,411
Parts and systems                                       55,340           153,253
                                                      --------          --------
                                                      $254,901          $325,664
                                                      ========          ========

NOTE 6 - PROPERTY AND EQUIPMENT

            Property and equipment as of December 31, consist of the following:


                                                         1996             1995
                                                       --------         --------

Furniture and equipment                                $507,311         $357,346
Purchased software                                       19,244           12,231
Test equipment                                           52,902           49,812
                                                       --------         --------
                                                        579,457          419,389
Less accumulated depreciation                           275,433          172,821
                                                       --------         --------
                                                       $304,024         $246,568
                                                       ========         ========


NOTE 7 - SYSTEMS AND SOFTWARE COSTS

            The Company markets products that typically require substantial customization in order to meet the customers' particular requirements. In June 1996, the Company commenced an assessment of its marketing strategy related to the Company's current software products. While the Company has reduced the cost of installing, customizing, and servicing (maintaining) the customized software, these costs have remained higher than desired levels. With anticipated increased revenues, though no assurances are given, the company continues to believe that it would successfully generate profits from the current software. The Company commissioned an assessment to determine whether the Company's computer products could be modified in order to provide more product options to its customers without incurring substantial customization costs. Although the assessment principally focused on the conceptual design of the products to be offered and was not an inquiry as to whether any technological innovations needed to be implemented in order for the Company to competitively market its products, the Company's marketing and development personnel confirmed that the ticketing, access control, and other technologies that define the current products remain competitive in the marketplace.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



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

            Accordingly, the Company has commenced the development of this new marketing approach and expects the new general admission products, incorporating the modular concept, will be available for sale by the second quarter of 1997. As of March 1997, the Company has installed limited functionality versions of the new product in four different sites. The current software will continue to be marketed and the Company will continue to support the present software for some period beyond the introduction of the new general admission product for those customers who intend to continue using the current software.

            Because of the recent strategic decision described above, the Company reviewed the valuation of the current software cost (pre-write-down amortized balance of $1,275,000 at June 30, 1996) in accordance with the net realizable value determination provisions under SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, a write-down of $1,075,000 has been made to the software's carrying value. The software's estimated net realizable value as adjusted of $200,000 at June 30, 1996, principally relates to the Company's engineers' estimate of the recoverable value of the current products proven program and product design, which will be incorporated into the new product concept and is expected to be fully realized (recoverable) through future revenues.

            The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $500,000 by the second quarter of 1997. To date, the Company has incurred approximately $131,000 in development costs for these products, of which approximately $25,000 has been capitalized at December 31, 1996.

NOTE 8 - OTHER ASSETS

            Other assets as of December 31, consist of the following:


                                                            1996          1995
                                                          --------      --------
Non-competition agreement net of
 amortization $56,667 and $28,333                         $ 28,333      $ 56,667
Investment in and advances to joint venture                   --          77,790
Other                                                      106,188        33,451
                                                          --------      --------
                                                          $134,521      $167,908
                                                          ========      ========

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




NOTE 9 - NOTES PAYABLE

            At December 31, 1995, the Company had an outstanding balance of $21,757 under a premium financing agreement, which was paid off during 1996, at an annual interest rate of 9.25%.

            At December 31, 1996, the Company had an outstanding balance of $28,628 due to a bank. The note matures on August 23, 2001, has an annual interest rate of 10% and is collateralized with office equipment.

NOTE 10 - ACQUISITION OBLIGATIONS

            At December 31, 1995, the "promissory notes payable, stockholders with conversion features" totaling $2,324,335, which was associated with the GIS acquisition (see Note 4) were, at the Company's election, either payable in cash or by conversion into preferred and common stock prior to March 31, 1996. The promissory notes for $591,000 were convertible into 118,200 shares of Series B Preferred Stock. The other promissory notes totaling $1,733,335 were convertible into the number of common stock shares determined by dividing $1,733,335 by the quoted market value of the common stock near the date of the conversion. The Company's stated intent since the acquisition date of GIS and at December 31, 1995, was to satisfy the obligations, which are non-interest bearing, by the issuance of preferred stock and common stock and not by a cash payment. Accordingly, the promissory notes at December 31, 1995, were not classified as current liabilities as current assets were not used to satisfy the promissory notes.

            In order to simplify the Company's capital and debt structure, on March 11, 1996, the Company and GIS agreed, among other things, to settle the remaining obligation to GIS totaling $2,324,335 by the Company making a cash payment to GIS of $1,550,000, canceling the $559,000 note receivable from GIS, and canceling the $199,359 account receivable from GIS, and with the Company redeeming for retirement the 109,333 shares of Common Stock and 111,800 shares of Series B Preferred Stock previously issued to GIS. On April 12, 1996, the transactions contemplated by the March 11 agreement were consummated. Because the promissory notes included conversion features and had other characteristics similar to capital stock, the settlement had no income effect and was recognized through the related balance sheet accounts, including stockholders' equity. (See Statements of Stockholders' Equity and Cash Flows).

            At December 31, 1995, the balance sheet reflects "common stock subject to put options" of $140,000. This obligation is further described in
Note 4 as it pertains to the Company's acquisition of Delta.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE 11 - INCOME TAXES

            The Company has a net operating loss (NOL) for income tax purposes of approximately $12,000,000 at December 31, 1996, which begins to expire in the year 2000. The deferred tax benefit is determined based on the difference between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are realized. The Company cannot reasonably predict when it can utilize the NOL carry forward and, therefore, the Company has recognized an equivalent valuation allowance against the deferred tax benefit.

            The principal types of temporary differences and their related tax effects that give rise to the deferred tax assets are as follows:


                                                            December 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
Basis difference in intangible assets              $    53,000      $    70,000
Warranty costs                                         211,000          110,000
Bad debt allowance, employee
 vacation pay, and other accruals                      326,000           80,000
Compensation related to stock options                  415,000          350,000
Net operating loss carry forward (1)                 4,310,000        3,340,000
                                                   -----------      -----------
                                                     5,315,000        3,950,000
Less valuation allowance                            (5,315,000)      (3,950,000)
                                                   -----------      -----------
                                                   $      --        $      --
                                                   ===========      ===========

(1) Certain transactions involving the beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, a portion of the Company's net operating loss carry forward is subject to limitation on their utilization against future income.

            The Company's computed effective tax rate differs from the Federal statutory tax rate as follows:


                                                                  1996     1995
                                                                  ----     ----

Federal statutory rate                                             34 %     34 %
Effect of net operating losses (NOL) or NOL carry forward         (34)%    (34)%
                                                                  ----     ----
Effective tax rate, after the effect of NOL                         0 %      0 %
                                                                  ====     ====

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

            The Company leases its office and warehouse facilities as well as some office equipment under operating leases.

            Future minimum payments under these operating leases are as follows:


                      1997                               162,633
                      1998                               201,642
                      1999                                78,339
                      2000                                28,121
                      2001                                11,717
                                                      ----------
                                                      $  482,452

            Total lease payments for the years ended December 31, 1996 and 1995 were $144,569 and $89,027, respectively.

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

Derek Betty and James Potter have instituted actions again the Company. The first action is entitled Derek Betty v. Lasergate System, Inc. ("the Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ("the Potter Action"). Both actions are pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleges that the Company has failed to return shares of the Company's stock which are being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleges a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action seeks damages in an amount in excess of $15,000, which is the jurisdiction amount, but it is anticipated that damages could be in excess of $25,000. The Potter Action also alleges a breach of the Registration Rights and Put Option Agreement. Moreover, the Potter Action includes allegations concerning James Potter's Consulting Agreement with the Company and a Non-Compete Agreement. The Potter Action seeks a declaratory judgment determining that the Company and 1103065 Ontario Inc ("Ontario")are in material breach of the Non-Compete Agreement and that Potter is relieved of all obligations to perform under the Non-Compete Agreement. The Company has

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



moved to dismiss both actions and to compel arbitration pursuant to an arbitration provision in the Stock Purchase Agreement relating to the acquisition of Delta. A hearing on the motion in the Potter Action is scheduled for April 1, 1997, and a hearing on the motion in the Betty Action is scheduled for May 2, 1997. The Company intends to vigorously defend both actions.

            The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these and the above matters will have a material effect on the Company's financial position.

OTHER MATTERS

            Management is presently reviewing the methods and procedures used for determining its sales tax reporting obligations. Management believes the reported sales tax liability as of December 31, 1996, is reasonably adequate.

NOTE 13  - STOCKHOLDERS' EQUITY

COMMON STOCK

            In December 1995, the Company's authorized shares of common stock was increased from 5,000,000 to 20,000,000.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



PREFERRED STOCK

            The  Company's  articles  of  incorporation  authorize  a  total  of
2,000,000   shares  preferred  stock.  The  Company's  Board  of  Directors  has established Series A, B, D, E, and F convertible preferred stock ).


                                                       Series of Preferred Stock
                               ------------------------------------------------------------------------
                                  A            B           D             E            F          Total
Authorized shares
   December 31, 1996           200,000      230,000      350,000      350,000        8,000    1,138,000

Outstanding shares
   December 31, 1996              --           --           --           --          8,000        8,000
   December 31, 1995            95,950      111,800      180,000         --           --        387,750

Outstanding share amounts
   December 31, 1996              --           --           --           --            240          240
   December 31, 1995        $    2,879   $    3,354   $    5,400         --           --     $   11,633

            All series contain specific provisions as to conversion into shares of common stock and liquidation values. The shares are nonvoting and, except for Series A, participate equally as to dividends declared with the Company's common stock. The Series A Preferred Stock bears a cumulative dividend at an annual rate of 8% of its liquidation value ($959,500). None of the preferred stock has or had mandatory redeemable provisions.

            In June 1995, the Company issued 95,950 shares of its newly designated Series A Preferred Stock to former principal stockholders in satisfaction of $759,505 in promissory notes due October 1996 and in conversion of 36,364 shares of previously designated Series A Preferred Stock. On June 28, 1996, the Company redeemed all 95,950 shares of Series A Preferred Stock for $1,000,000. The $1,000,000 cash payment was principally provided from the proceeds of the Series F Private Placement.

            On February 15, 1995, the Company issued all 111,800 shares of Series B Preferred Stock to GIS in connection with that acquisition (see Note
4). On April 12, 1996, all 111,800 shares of Series B Preferred Stock were redeemed by the Company as part of the settlement of the related acquisition obligation. (See Note 10).

            In October 1995, the Company completed the private placement of all 208,600 shares of Series D Convertible Preferred Stock. As of December 31, 1996, all 208,600 Series D shares have converted into 1,664,463 shares of common stock. For discussion of Series E and F Shares see Issuance of Stock -- Private Placements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



ISSUANCE OF COMMON STOCK FOR SERVICES

            In June 1996, the Company issued 45,000 shares of restricted common stock to non-employee directors as compensation for past services as directors. Compensation for the services totaled approximately $42,000 based upon the market value of the Company's common stock which approximated the value of services rendered.

ISSUANCE OF STOCK - PRIVATE PLACEMENT

            On March 27, 1996, the Company commenced a private placement of shares of the Company's newly established Series E Preferred Stock at $10.00 per share. On April 22, 1996, 162,500 shares of the Series E Preferred Stock successfully closed with the Company receiving total proceeds, net of commissions and offering costs, of $1,450,582. As of July 3, 1996, all 162,500 Series E shares converted into 2,627,902 shares of common stock.

            On June 10, 1996, the Company commenced a private placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock. Each Series F share has a face value of $1,000, and is convertible into shares of common stock after August 7, 1996, at, generally, the average market price for the five trading days preceding conversion. However, for any conversion effected on or after June 6, 1997, but prior to June 6, 1998, the conversion price shall be 96% of such average market price, and on or after June 6, 1998, the conversion price shall be 94% of such average market price, but if such average market price is more than $1.00, the conversion price will be $1.00, and one preferred share will convert into 1,000 shares of common stock; and if such average market price is less than $0.45, the conversion price will be $0.45, and one preferred share will convert into 2,222 shares of common stock. Thus, the 8,000 Series F shares are convertible into between 8,000,000 and 17,777,778 shares of common stock. The entire Series F is redeemable at the price of $1.00 per share any time on or after June 7, 1999 at the Company's option upon giving 30 days notice to the holders of the Series F Preferred Stock. Series F shares have a liquidation value of $1,000 per share.

RESERVATION AND AUTHORIZATION OF COMMON STOCK

            Upon the sale of 8,000 shares of Series F Convertible Preferred Stock, the Company reserved 8,000,000 shares of common stock to provide for their conversion. If the average market price of the Company's common stock for the five trading days prior to conversion is less than $1.00 per share (thus permitting the holders of the Company's Series F Preferred Stock to convert such shares into more than 8,000,000 shares of common stock), the Company would not have a sufficient number of authorized shares of common stock to permit conversion to all the Series F Preferred Stock. The Board of Directors plans to recommend to the Company's stockholders at the 1996 Annual Meeting of Stockholders than they approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock. Upon approval of this amendment by the stockholders of the Company, the Company will reserve 9,777,778 additional shares to allow for the possibility of the Series F shares into as many as 17,777,778 common shares.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



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

            At the 1995 annual meeting of shareholders, shareholders approved changes to the 1994 Stock Option Plan (the "Plan") which authorized grants of 5,000 options per term year, at an exercise price of 85% of the market value, for each outside Director. The options vest at the rate of 5,000 shares per year, at the beginning of each term year. Accordingly, Frank W. Swacker (an outside Director) was granted 15,000 options on December 21, 1995 at an exercise price of $2.76 of which 5,000 shares vested on December 21, 1995, 5,000 vested on December 21, 1996 and 5,000 will vest on December 21, 1997.

            The Company granted an additional 37,500 options outside of the Plan to each of John J. Chluski (an outside Director) and Bruce D. Barrington (an outside Director) shortly after their appointment to the Board of Directors as an inducement for them to join the Board. The options are exercisable for 10 years at exercise prices ranging from $0.425 to $0.65625 and were immediately vested.

NON-QUALIFIED STOCK OPTIONS

            In October 1994 375,000 non-qualified stock options at an exercise price of $2.00 per share were granted to the Company's President and Chief Executive Officer in connection with a three year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exercisable since their issuance was not contingent on future services as are the remaining 250,000 options. Accordingly, compensation expense of $375,000 representing the difference between the fair value of $5.00 per share (determined by the Board of Directors considering various factors as restrictions, etc.) and the exercise price, was recorded in the consolidated statement of operations for 1994. In addition, the corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet as of December 31, 1994. Of the remaining balance of 250,000 options, 125,000 options vested on October 31, 1995 and 125,000 options vested on October 31, 1996. In accordance with accounting provisions of APB No. 25, the Company recorded compensation expense in 1995 of $562,500 and $187,500 in 1996.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



            A summary of the status of the Company's outstanding stock options as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                                                Weighted Average
                                                   Shares        Exercise Price
                                                  --------       --------------

Options outstanding, December 31,  1994            443,300          $  2.13

Options granted                                        --

Options canceled or forfeited                      (18,300)         $  7.00
                                                  --------

Options outstanding, December 31, 1995             425,000          $  1.92

Options granted                                    205,000          $   .77

Options canceled or forfeited                          --                --
                                                  --------          -------
Options outstanding, December 31, 1996             630,000          $  1.55
                                                  ========          =======



The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                 Weighted Average
                                                     Remaining       Weighted
                         Range of        Number       Contract       Average
                     Exercise Prices  Outstanding   Life (Years)     Exercise
                     ---------------  -----------   ------------     --------

Outstanding Options:
                        $  0.66         100,000          1.0          $ 0.66
                        $1.00-$2.76     529,000          7.1          $ 1.92
                        $ 13.00           1,000          2.0          $13.00

Exercisable Options:
                        $  0.66         100,000          1.0          $ 0.66
                        $1.00-$2.76     529,000          7.1         $ 1.92
                        $ 13.00           1,000          2.0          $13.00

     The company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss per common share would be increased to the pro forma amounts indicated below for the years ended December 31:

                                                  1996           1995
Net loss            As reported              $4,997,962          $4,206,782
                    Pro forma (unaudited)    $5,097,962          $4,216,782

Loss per common share    As reported         $     .82          $         1.39
                    Pro forma (unaudited)    $     .84          $         1.39

     The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively, no dividend yield for all years, expected volatility of approximately 112%; risk-free interest rates of approximately 6.0%, and expected lives of approximately 2.5 years. The Company's common stock activity has had an extremely volatile history since and including 1994. Because of the insignificat effect on the pro forma amounts presented above, the Company has elected not to attempt to adjust (lower) the volatility factor used. Such adjustment would account for the various factors or conditions that probably impacted the Company's common stock prices and which are possibly non-recurring. Such an adjustment which would lower the volatitity factor used would further reduce the calculated fair value of the options.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


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

            In connection with the private placement of Series F Convertible Preferred Stock completed in June 1996, the Company issued 500,000 warrants to the placement agent. These warrants expire on September 30, 2001, and entitle the holder to purchase one share of the Company's common stock for $.55, the exercise price.

            The estimated fair value of these warrants for the placement agent services rendered, based on SFAS No. 123 provisions is approximately $190,000, determined by using a binomial option-pricing model with assumed

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



volatility of 112%, risk-free rate of 6.0%, and expected holding period of three years. For financial statement purposes, the value of the services (compensation) is reflected as a reduction to the proceeds received from the related private placement and, accordingly, a reduction to paid-in capital. In addition, the value assigned to the warrants is reflected as an addition to paid-in capital (Stockholders' Equity). Because the reduction and increase to paid-in capital are offsetting amounts of $190,000, the Company has chosen not to reflect them separately in the Statement of Stockholders' Equity.

            A summary of the status of the Company's outstanding warrants as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                                             Weighted Average
                                                  Shares      Exercise Price
                                                  ------      --------------

Warrants outstanding, December 31, 1994          2,121,067       $   5.90
Warrants granted                                      --          --
Warrants canceled or forfeite                         --          --
Warrants outstanding, December 31, 1995          2,121,067       $   5.90

Warrants granted                                   500,000       $    .55
Warramts camceled or forfeited                        --          --
Warrants outstanding, December 31, 1996          2,621,067       $   4.88


The following table summarizes information concerning currently outstanding and exercisable warrants:

                                                 Weighted Average
                                                     Remaining       Weighted
                         Range of        Number       Contract       Average
                     Exercise Prices  Outstanding   Life (Years)     Exercise
                     ---------------  -----------   ------------     --------

Outstanding Warrants:
                       $  0.55           500,000         4.5          $ 0.55
                       $3.75-$5.50     1,845,067         2.8          $ 5.50
                       $ 13.00           184,000         2.8          $ 9.08

Exercisable Warrants:
                       $  0.55           500,000         4.5          $ 0.55
                       $3.75-$5.50     1,845,067         2.8          $ 5.50
                       $ 13.00           184,000         2.8          $ 9.08

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE 14 - SALES TO MAJOR CUSTOMERS

            In 1996, one customer, (Bayindir Insaat Turizm Ticaret, a large, indoor amusement park in Istanbul, Turkey) represented 12% of revenues.

            In 1995, there were no customers representing 10% or more of revenues.

NOTE 15 - EMPLOYEE BENEFITS

            Effective July 1, 1995, the Lasergate Systems, Inc. Profit Sharing 401(k) Plan was established covering substantially all employees. The Company made no contribution to the Plan during 1995 or 1996.

            In order to reduce its overhead costs, the Company entered into an agreement effective January 1, 1996, with a firm that provides all employee leasing administrative services relating to payroll, personnel and employee benefits, including those provided by the leasing company's 401(k) plan. The Company signed an agreement with a new employee leasing company effective
December 16, 1996. Management continues to hire, dismiss, set pay rates, and supervise the employees.

NOTE 16 - RELATED PARTY TRANSACTIONS

            During 1996, the Company made a cash payment of $14,000 to an outside Director of the Company for extensive business consulting services. The Company also paid approximately $20,000 to a vendor in which another outside Director has a financial interest.