Form 10KSB/A
period 1996-12-31
LASERGATE SYSTEMS INC
filed 1997-04-03
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-KSB


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


Since the second quarter of 1994, a number of significant events have had a material impact upon the Company's operating results and its current and future prospects. In addition to a change in control and a public offering of its securities, the changes included replacement of the majority of the Board of Directors during 1996 and from October 1994 through May 1996 all of the Company's senior executives, including the President/CEO as well as most of its other personnel. They also included two acquisitions (Delta and GIS Systems Limited Partnership ("GIS")) with a combined customer base of over 200 sites, and various product integration and development efforts.

These changes required more than two years of sustained effort and substantial amounts of capital. At the beginning of 1996, the Company had very little working capital. This situation grew worse during the first half of the year, resulting in shipments to customers falling behind schedule because orders for their product were not placed with vendors, in that the Company had utilized all credit extended to it by its vendors. Given those circumstances, the Company undertook two private placements of convertible preferred stock during that time period, for which the Company received a combined total of $6,623,082, net of commissions and offering expenses. That capital infusion allowed the Company to initiate two basic programs designed to move the Company toward profitability. First, was development of a new modular product (Admits) allowing the product to be customized more easily and installed more efficiently. The second was committing additional funds to marketing efforts, including a doubling of the sales force aimed at substantially increasing revenues and potentially moving the Company beyond the break-even point and towards profitability in the future.

The development effort was immediately focused upon the general admission product since it would most likely yield the fastest and largest payback. The core of the product was developed earlier than planned and was in Beta testing by November 1996. The experience of the development team and the ability to forego the creation of a detailed program design by utilizing the software programs of the legacy products as a production plan accelerated development. With the Company's efforts to satisfy new and existing customer demands for programming changes to the Delta and GIS products, a substantial portion of the Company's resources remained dedicated to the legacy products in all areas: development, installation, customer support, training, documentation, and marketing. However, the Company kept the general admission development effort on schedule. At the present time, management believes the Company will have the new Admits general admission product available for general release by June 1997.

For most of 1996 the Company employed three or four field sales representatives. During the fourth quarter of 1996, two systems engineers were dedicated to providing pre-sales support and an inside sales department was organized with two inside sales representatives hired initially. During February and March of 1997, two additional field sales representatives were hired, bringing the total to six sales personnel. Thus, for most of 1997, the Company plans to have ten employees dedicated to sales efforts compared to three or four during 1996.

The result for the company expanding its sales force and delivering the new Admits general admission product on schedule should favorably impact upon revenue during the latter part of 1997. Management believes it can thus achieve a reduction of the operating loss by the end of 1997 and lay the foundation for future profitability. Although no assurance can be given, management believes that sustained expenditure and cash controls, would maintain adequate working capital through 1997, based upon the further premise that the new general admission Admits product will be completed as planned by June 1997. Nevertheless, the Company intends to seek and actively pursue a possible relationship with a strategic partner, which would include an equity investment in the Company and may review other financing opportunities.


RESULTS OF OPERATIONS: 1996 COMPARED TO 1995

Revenues


            Revenues  increased to $4,204,626  in 1996 from  $2,835,206 in 1995, representing a 48% increase. Revenues consisted of system sales and installations of $3,588,383 in 1996 and $2,538,206 in 1995, and maintenance and support of $616,243 in 1996 and $300,000 in 1995. The increase in system sales and installations was primarily attributable to marketing activities from an increased sales staff, and from the Company's enhanced products.


            In 1996, the Company's principal products, Select-a-Seat, Admits Platinum, and Admits Gold, represented approximately 33%, 35%, and 16% of revenues, respectively, compared to 42%, 30%, and 12% of revenues, respectively, in 1995. By the end of 1997, the Company expects the revenue from Admits Platinum and Admits Gold to be substantially replaced by revenue from Admits, the Company's modular Windows(R) based general admission product. Maintenance and support represented 14% of revenues in 1996 and 11% in 1995. While maintenance and support revenue for 1997 is expected to increase, its percentage of total revenues is not expected to increase.

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


            Cost of revenues increased to $2,937,269 from $2,619,436. This 12% increase was the result of costs related to a 48% increase in sales, and increased warranty costs, partially offset by increased efficiencies in installing products. Warranty provisions for 1996 totalled $568,000 and warranty work charged against the allowance in 1996 totalled $430,000. The warranty work was primarily a continuation of the enhancements to original Delta and GIS sites as discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. As a percentage of revenues, cost of revenues in 1996 represented 70% of revenues compared to 92% of revenues in 1995. This improvement represents more efficient installation and support of products.


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

Other Income (Expense)


            Interest expense was $45,061 in 1995. Due to the funds received from the private offering in June 1996, the Company paid off its debt and invested the remaining funds, earning net interest income in 1996 of $53,577.


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

            SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of was implemented during 1996. The effect upon the Company's financial statements was immaterial.


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


The Company used cash of $2,282,971 in 1996 and $2,833,237 in 1995 for operating activities. From its inception in October 1985 through December 31, 1996, the Company has incurred cumulative losses of $16,783,318, with a loss of $4,997,962 for the year ended December 31, 1996. The company's net loss in 1996 was due primarily to expenditures related to the factors referred to under the caption "Results of Operations: 1996 Compared to 1995" above. Included in the net loss for 1996 were non-cash expenses totaling $2,006,626 , which included (i) a write-down of capitalized software costs of $1,075,000; (ii) depreciation/amortization expenses of $513,153; and (iii) equity-related transactions totaling $229,686 of compensation expense recognized as a result of the issuance of stock in 1996 and the grant of stock options in 1994. Cash that was used to purchase items classified as current assets totaled $426,428 with accounts receivable increasing by $540,617, investment in inventories decreasing by $70,763, and prepaid expenses decreasing by $43,426. These uses of cash were offset by an increase in accounts payable and accrued expenses of $764,362, an increase in accrued warranty costs of $273,919, and an increase in deferred revenue of $180,110.


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


Each share of Series F Preferred Stock is also convertible into the Company's Common Stock, at a conversion price that is tied to the trading price of the Company's Common Stock at the time of conversion; provided, however, that for purposes of such conversion, a trading price that is less than $.45 per share, will be deemed to be $.45 and a trading price that is more than $1.00 per share will be deemed to be $1.00. On January 27, 1997 55 shares of the Series F Preferred Stock were converted into 100,000 shares of common stock at a conversion price of $.55 per share. The conversion price was calculated as of September 30, 1996, the conversion request date.


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

                    Lasergate Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995

(PART 1 OF 2)
                                                         Preferred Stock                   Common Stock
                                                         ---------------                   ------------
                                                                                                                     Additional
                                                                         Par                             Par          Paid-In
                                                       Shares           Value          Shares           Value         Capital
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1994                                36,364           1,091       2,913,680          87,412       9,258,563
                                                    ------------    ------------    ------------    ------------    ------------
Issuance of common stock at $7.00 a share and
  preferred stock at $5.00 per share in
  connection with GIS acquisition                        111,800           3,353         109,333           3,279       1,317,697
Less: note receivable collateralized by preferred
  stock
Issuance of preferred stock in Private Placement at
  $10 per share less offering expenses of $215,024       208,600           6,258                                       1,864,718
Grants of stock options for 1994 and 1995
  executive compensation                                                                                                 937,250
Conversion of preferred to common stock                  (28,600)           (858)        110,000           3,300          (2,442)

Issuance of preferred  stock for satisfaction of
  notes payable, related party                            79,950           2,400                                         757,106

Exchange of preferred stock: Shares redeemed             (36,364)         (1,091)
                             Shares issued                16,000             480                                             611
Issuance of common stock under stock option plan                                           2,000              60           1,940
Exercise of common stock put option                                                      (10,000)           (300)        (69,700)
Net loss                                                    --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                               387,750    $     11,633       3,125,013    $     93,751    $ 14,065,743
                                                    ------------    ------------    ------------    ------------    ------------

Retirement of stock in settlement of acquisition        (111,800)         (3,355)       (109,333)         (3,279)         22,609
   obligations
Issuance of Series E preferred stock                     162,500           4,875                                       1,445,707
Issuance of Series F preferred stock                       8,000             240                                       5,172,260
Redemption of preferred stock                            (95,950)         (2,878)                                       (997,121)
Conversion of preferred to  common stock                (342,500)        (10,275)      4,301,381         129,040        (118,765)

Issuance of common stock as compensation                                                  45,000           1,350          40,836

Grant of stock options for
    Executive compensation                                                                                               187,500
Net loss
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996                                 8,000             240       7,362,061         220,862      19,818,769
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

Issuance of preferred stock for satisfaction of notes payable, related party

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

Issuance of common stock as compensation

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

            The Company issued 79,950 shares of preferred stock in satisfaction of related party notes payable of $759,505.


1996:

            In March 1996, the Company settled its acquisition obligation with GIS (See Note 10) as follows:


       Promissory notes payable, stockholders                 $2,324,335
       Less:
                   Cash payment                                1,550,000
                   Accounts receivable canceled                  199,359
                   Note receivable canceled                      559,000
                   Retirement of common and preferred stock       15,976
                                                              ----------
                                                              $       --
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


            At December 31, 1995, the Company had an accrued warranty liability (warranty allowance) of $297,000, which had been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods. However, some of these modifications were more costly to perform than originally estimated, and the Company has committed to make similar enhancements for additional customers. As a result, an additional $487,000 was accrued during 1996 in order to provide for the cost of completing all known warranty claims. In addition, during 1996, management reviewed all warranty costs incurred within the past year, which had been provided for by estimating and recording known warranty liabilities each quarter. Based on this review and management's expectation that the number of installations will continue to grow and, therefore, make it more difficult to review all installations individually, management began providing for warranty costs by accruing a warranty allowance of 5% of revenues. During 1996, this amounted to $81,000. The balance of the accrued warranty allowance at December 31, 1996, was $571,000. Management believes 5% is a

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




conservative estimate of these costs (which are unknown at time of sale) but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with the associated revenue.

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


            Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated full costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated full cost related to support and maintenance. The Company refined its procedures for capturing and reporting such information in 1996. This refinement affected the comparability of the information being reported. Thus, cost of revenues, development costs, and selling, general and administrative expenses were reclassified for 1995, using the same basis as that used for 1996. The Company believes that the estimated full costs are reasonably stated

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




and classified in all material respects.


            During 1996 and 1995, certain of the Company's contracts with customers afforded the Company the opportunity to develop products for their customers which were also new products for the Company not subject to exclusive arrangements with those customers. The resulting cost of these products is included in development costs versus cost of revenues along with other development costs related to enhancement of the Company's existing products during 1996 and 1995.


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


            Since the second quarter of 1994, a number of significant events have had a material impact upon the Company's operating results and its current and future prospects. In addition to a change in control and a public offering of its securities, the changes included replacement of the majority of the Board of Directors during 1996 from October 1994 through May 1996 all of the Company's senior executives, including the President/CEO as well as most of its other personnel. They also included two acquisitions (Delta and GIS Systems Limited Partnership ("GIS")) with a combined customer base of over 200 sites, and various product integration and development efforts.

            These changes required more than two years of sustained effort and substantial amounts of capital. At the beginning of 1996, the Company had very little working capital. This situation grew worse during the first half of the year, resulting in shipments to customers falling behind schedule because orders for their product were not placed with vendors, in that the Company had utilized all credit extended to it by its vendors. Given those circumstances, the Company undertook two private placements of convertible preferred stock during that time period, for which the Company received a combined total of $6,623,082, net of commissions and offering expenses. That capital infusion allowed the Company to initiate two basic programs designed to move the Company toward profitability. First, was development of a new modular product (Admits) allowing the product to be customized more easily and installed more efficiently. The second was committing additional funds to marketing efforts, including a doubling of the sales force aimed at substantially increasing revenues and potentially moving the Company beyond the break-even point and towards profitability in the future.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


            The development effort was immediately focused upon the general admission product since it would most likely yield the fastest and largest payback. The core of the product was developed earlier than planned and was in Beta testing by November 1996. The experience of the development team and the ability to forego the creation of a detailed program design by utilizing the software programs of the legacy products as a production plan accelerated development. With the Company's efforts to satisfy new and existing customer demands for programming changes to the Delta and GIS products, a substantial portion of the Company's resources remained dedicated to the legacy products in all areas: development, installation, customer support, training, documentation, and marketing. However, the Company kept the general admission development effort on schedule. At the present time, management believes the Company will have the new Admits general admission product available for general release by June 1997.

            For most of 1996 the Company employed three or four field sales representatives. During the fourth quarter of 1996, two systems engineers were dedicated to providing pre-sales support and an inside sales department was organized with two inside sales representatives hired initially. During February and March of 1997, two additional field sales representatives were hired, bringing the total to six sales personnel. Thus, for most of 1997, the Company plans to have ten employees dedicated to sales efforts compared to three or four during 1996.

            The result for the company expanding its sales force and delivering the new Admits general admission product on schedule should favorably impact upon revenue during the latter part of 1997. Management believes it can thus achieve a reduction of the operating loss by the end of 1997 and lay the foundation for future profitability. Although no assurance can be given, management believes that sustained expenditure and cash controls, would maintain adequate working capital through 1997, based upon the further premise that the new general admission Admits product will be completed as planned by June 1997. Nevertheless, the Company intends to seek and actively pursue a possible relationship with a strategic partner, which would include an equity investment in the Company and may review other financing opportunities.


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

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




            The Company concluded as a result of the assessment, that instead of marketing products that require substantial customization, to design and offer its products in a modular fashion. They will consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company the opportunity to use the same development tool (high level programming language) for each module, thus providing a certain degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion will be a highly effective method of providing business solutions to the entertainment industry.


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
                                                                  ====     ====

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

            The Company leases its office and warehouse facilities as well as some office equipment under operating leases.

            Future minimum payments under these operating leases are as follows:



                      1997                            $  148,564
                      1998                               187,573
                      1999                                64,270
                      2000                                 7,026
                      2001                                   --
                                                      ----------
                                                      $  407,433


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

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


PREFERRED STOCK


            The  Company's  articles  of  incorporation  authorize  a  total  of
2,000,000   shares  preferred  stock.  The  Company's  Board  of  Directors  has established Series A, B, D, E, and F convertible preferred stock.



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


            All series contain specific provisions as to conversion into shares of common stock and liquidation values. The shares are nonvoting and, except for Series A, participate equally as to dividends declared with the Company's common stock. The Series A Preferred Stock bears a cumulative dividend at an annual rate of 8% of its liquidation value ($959,500). None of the preferred stock have or had mandatory redeemable provisions.


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


            On June 10, 1996, the Company commenced a private placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock. Each Series F share has a face value of $1,000, and is convertible into shares of common stock after August 7, 1996, at, generally, the average market price for the five trading days preceding conversion. However, for any conversion effected on or after June 6, 1997, but prior to June 6, 1998, the conversion price shall be 96% of such average market price, and on or after June 6, 1998, the conversion price shall be 94% of such average market price, but if such average market price is more than $1.00, the conversion price will be $1.00, and one preferred share will convert into 1,000 shares of common stock; and if such average market price is less than $0.45, the conversion price will be $0.45, and one preferred share will convert into 2,222 shares of common stock. Thus, the 8,000 Series F shares are convertible into between 8,000,000 and 17,777,778 shares of common stock. The entire Series F is redeemable at the price of $1.00 per share any time on or after June 7, 1999 at the Company's option upon giving 30 days notice to the holders of the Series F Preferred Stock. Series F shares have a liquidation value of $1,000 per share. On January 27, 1997 55 Series F convertible preferred shares were converted into 100,000 shares of common stock at a conversion price of $.55 per share. The conversion price was calculated as of September 30, 1996, the conversion request date.


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


            The Company granted 37,500 options outside of the Plan to each of John J. Chluski (an outside Director) and Bruce D. Barrington (an outside Director) shortly after their appointment to the Board of Directors as an inducement for them to join the Board in addition to the automatic grants of 5,000 options each. Their options are exercisable for 10 years at exercise prices ranging from $0.425 to $0.65625 and were immediately vested.


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


            The Company granted options to purchase 120,000 shares of common stock to an executive officer for services rendered during 1996. These options vested on October 31, 1996. The terms of the options are as follows: an option to purchase 20,000 shares at an excercise price of $2.00 which is excercisable through December 31, 1997 and an option to purchase 100,000 shares at an excercise price of $0.66 which is excercisable until the later of: a) December
31, 1997; or b) one year after registration of the underlying stock (the underlying stock has not been registered as of March 31, 1997).

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



            A summary of the status of the Company's outstanding stock options as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                                                Weighted Average
                                                   Shares        Exercise Price
                                                  --------       --------------

Options outstanding, December 31,  1994            428,300          $  1.88

Options granted                                     15,000          $  2.76

Options canceled or forfeited                      (29,800)         $  1.09
                                                  --------

Options outstanding, December 31, 1995             413,500          $  1.97

Options granted                                    205,000          $   .78

Options canceled or forfeited                      (17,500)         $  1.00
                                                  --------          -------
Options outstanding, December 31, 1996             601,000          $  1.59
                                                  ========          =======



The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                 Weighted Average
                                                     Remaining       Weighted
                         Range of        Number       Contract       Average
                     Exercise Prices  Outstanding   Life (Years)     Exercise
                     ---------------  -----------   ------------     --------


Outstanding Options:
                      $0.425-$0.66      185,000          5.1          $ 0.64
                          $1.00           6,000          2.5          $ 1.00
                      $2.00-$2.76       410,000          7.6          $ 2.03

Exercisable Options:
                      $0.425-$0.66      185,000          5.1          $ 0.64
                          $1.00           6,000          2.5          $ 1.00
                      $2.00-$2.76       405,000          7.6          $ 2.02


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


                                                  1996           1995
Net loss            As reported              $4,997,962          $4,206,782
                    Pro forma (unaudited)    $5,092,962          $4,221,782


Loss per common share    As reported         $     .82          $         1.39
                    Pro forma (unaudited)    $     .84          $         1.39

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


            In connection with the private placement of Series F Convertible Preferred Stock completed in June 1996, the Company issued 500,000 warrants to the placement agent. These warrants expire on September 30, 2001, and entitle the holder to purchase one share of the Company's common stock at an excercise price of the lower of $1.00 or the average conversion price of the Series F Convertible Preferred Stock (currently $.55).


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

            A summary of the status of the Company's outstanding warrants as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                                             Weighted Average
                                                  Shares      Exercise Price
                                                  ------      --------------

Warrants outstanding, December 31, 1994          2,121,067       $   5.90
Warrants granted                                      --          --
Warrants canceled or forfeited                        --          --
Warrants outstanding, December 31, 1995          2,121,067       $   5.90


Warrants granted                                   500,000       $    .55
Warramts camceled or forfeited                        --          --
Warrants outstanding, December 31, 1996          2,621,067       $   4.88


The following table summarizes information concerning currently outstanding and exercisable warrants:

                                                 Weighted Average
                                                     Remaining       Weighted
                         Range of        Number       Contract       Average
                     Exercise Prices  Outstanding   Life (Years)     Exercise
                     ---------------  -----------   ------------     --------


Outstanding Warrants:
                       $  0.55           500,000         4.5          $ 0.55
                       $3.75-$5.50     1,845,067         2.8          $ 5.50
                       $  9.08           276,000         2.8          $ 9.08

Exercisable Warrants:
                       $  0.55           500,000         4.5          $ 0.55
                       $3.75-$5.50     1,845,067         2.8          $ 5.50
                       $  9.08           276,000         2.8          $ 9.08

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


            In order to reduce its overhead costs, the Company entered into an employee leasing agreement effective January 1, 1996, with a firm that provides all administrative services relating to payroll, personnel and employee benefits, including those provided by the leasing company's 401(k) plan. The Company signed an agreement with a new employee leasing company effective
December 16, 1996. Management continues to hire, dismiss, set pay rates, and supervise the employees.


NOTE 16 - RELATED PARTY TRANSACTIONS

            During 1996, the Company made a cash payment of $14,000 to an outside Director of the Company for extensive business consulting services. The Company also paid approximately $20,000 to a vendor in which another outside Director has a financial interest.