Form 10KSB/A
period 1996-12-31
LASERGATE SYSTEMS INC
filed 1997-05-01
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO.2
                                       TO
                                   FORM 10-KSB



[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________

                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

          Florida                                               59-2543206
-------------------------------                              ---------------
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                             Identification  No.)

28050 U.S. 19 North, Suite 502, Clearwater, Florida                34621
---------------------------------------------------                -----
   (Address of principal executive office)                       (Zip Code)

Issuer's telephone number:         (813) 725-0882

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.03 par value
                          -----------------------------
                                (Title of Class)

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

At March 20, 1997, 7,362,061 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (7,235,234 shares) was $2,713,213.

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

At March 20, 1997, 7,362,061 shares of Common Stock were outstanding.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The directors and executive officers of the Company are as follows:

                                  YEAR
                                 FIRST
                                 BECAME                    PRESENT POSITION
NAME                      AGE   DIRECTOR    CLASS          WITH THE COMPANY
----                      ---   --------    -----          ----------------
Jacqueline E. Soechtig     47     1994       III      President, Chief Executive Officer
                                                      and Director

Philip P. Signore          38     1996        I       Vice President, Chief Financial Officer,
                                                      Treasurer, Secretary and Director

Bruce D. Barrington        54     1996        II      Director

John J. Chluski            73     1996        II      Director

Frank W. Swacker           74     1995       III      Director

John J. Lettieri, Jr.      40       --        --      Vice President - Ticketing Services

James H. Moore, Jr.        54       --        --      Vice President - Operations and Assistant
                                                      Secretary

Glenn W. Phillips          55       --        --      Vice President - Sales and Marketing

William R. Stapleton       52       --        --      Vice President - Engineering and Product
                                                      Management

            The Company's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes designated Class I, Class II and Class III. The term of each Class II Director is to expire at the 1997 Annual Meeting, the term of each Class III Director is to expire at the 1998 Annual Meeting of Shareholders and the term of each Class I Director is to expire at the 1999 Annual Meeting. Directors hold office until their respective successors are elected and duly qualified, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Shareholders and until their successors have been chosen and qualified.

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

            PHILIP P. SIGNORE has been the Company's Vice President - Finance, Chief Financial Officer, Treasurer and Secretary since May 1996 and has been a member of the Board of Directors since June 1996. Mr. Signore served as Chief Financial Officer of Commercial Design Services, Inc., an office furniture dealership, from March 1993 to May

1996. From July 1989 to March 1993, Mr. Signore was the Operations Controller for Briggs Industries, Inc., a plumbing fixtures manufacturer. Previously, Mr. Signore held various financial management positions in the areas of financial planning and analysis while at Paradyne Corporation from 1983 to 1988 as well as internal auditing at Moore McCormack Resources from 1981 to 1983. He began his career working as a CPA at the international accounting firm of Peat Marwick Mitchell & Co. from 1979 to 1981.

            BRUCE D. BARRINGTON has been a member of the Board of Directors of the Company since November 1, 1996. From 1973 to 1980 Mr. Barrington served as Vice President of Research and Development for HBO & Company, a publicly-held software solutions provider to the health care industry which he co-founded in 1973. From 1980 to 1983 Mr. Barrington served as a Director of HBO & Company. In 1982 Mr. Barrington formed Top Speed Corporation (formerly Clarion Software Corporation and prior thereto Barrington Systems, Inc.), a software company which develops and markets a sophisticated line of software development tools aimed at the Windows(R) environment. Mr. Barrington served as a Systems Analyst for Caterpillar Tractor Company from 1965 to 1967 and as a Manager of Hospital Systems Development for McDonnel Douglas Automation Company from 1967 to 1973. Mr. Barrington serves as the Company's Chief Technology Advisor and will contribute to the direction of future products.

            JOHN J. CHLUSKI has been a member of the Board of Directors of the Company since November 1, 1996. Since 1988 Mr. Chluski has been an international business consultant and advisor. He has served as an active Board Member of several ITT subsidiaries and is presently a Director of ITT Composants (France). Mr. Chluski is also a Director of Howmet S.A. (France), and serves as Advisor to the Chairman of Marceau Investissements, a Paris-based investment fund, and Advisor to Monitor Company, a global strategy consulting firm based in Cambridge, Massachusetts. From 1972 to 1988, Mr. Chluski held several executive management positions at ITT Corporation, including Group Executive-Engineered Products-Europe, and Senior Vice President and Executive Representative of the Chairman.

            FRANK W.  SWACKER has been a member of the Board of Directors of the
Company since May 3, 1995. Mr. Swacker has been engaged in the practice of law for the past 46 years, more than the last five of such years in private practice. Between 1968 and 1978, he was the International Counsel for Allis-Chalmers Corporation in Milwaukee, Wisconsin. Mr. Swacker has published articles focusing on international foreign trade and the financial, antitrust and cross-cultural aspects of transnational business and is the lead author of the 1996 two volume work entitled "World Trade Without Barriers," a comprehensive treatise on the World Trade Organization and dispute resolution. Additionally, he has advised the United States House of Representatives on international trade treaties and has served as Special Assistant Deputy Attorney General for the State of New York. Since 1960, Mr. Swacker has been a member of the National Panel of Arbitrators of the American Arbitration Association.

            JOHN J.  LETTIERI,  JR. has been the  Company's  Vice  President  of
Ticketing Services since March 1997. From August 1980 to February 1997, he worked for the Carnegie Hall Corporation, serving as the first Director of Ticket Operations from June 1989 until his departure. Mr. Lettieri's management responsibilities included sales, customer service, and technological support. Prior to August of 1980, Mr. Lettieri was employed by the Metropolitan Opera in New York City.

            JAMES H. MOORE, JR. has been the Company's Vice President of Operations since January 1995. From April 1993 to December 1994, Mr. Moore was the Vice President of Internal Operations of Precision Systems, Inc. From March 1962 to February 1993, he worked for General Motors Corporation serving from March 1990 as Production Superintendent of its Arlington, Texas assembly plant. While at General Motors, Mr. Moore had production management responsibility and also served as a quality expert and consultant to various General Motors plants throughout North America.

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

            WILLIAM R. STAPLETON has been the Company's Vice President of Development and Product Management since February 1997. From October 1995 to January 1997, Mr. Stapleton served as President (and Principal) of The Redington Group, a business management and marketing consulting firm. From June 1961 to September 1995 he worked for AT&T Corporation, holding various executive management positions, most recently Corporate Director of Strategic Marketing and Business Planning.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
------------------------------------------------------------

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Securities and Exchange Act of 1934, as amended (the "1934") to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and NASDAQ, and to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16 (a) filing requirements applicable to such officers, directors and owners of over 10% of the Company's equity securities registered under the 1934 Act, during the year ended December 31, 1996, have been complied with except as follows: Bruce D. Barrington (a current Director of the Company) and John J. Chluski (a current Director of the Company) were each inadvertently late in filing a report upon becoming a Director and in filing a report of transactions; Philip P. Signore (a current Officer and Director of the Company) was inadvertently late in filing a report upon becoming an Officer and a Director of the
Company; and Frank W. Swacker (a current Director of the Company) and Jacqueline
E. Soechtig (a current Officer and Director of the Company) were each inadvertently late in filing reports of transactions. Fred R. Maglione (a former officer of the Company) was inadvertently late in filing a report upon the termination of his employment with the Company. To the Company's knowledge, John
P. Warnick (a former officer of the Company) did not file a report upon the termination of his employment with the Company. To the Company's knowledge Timothy E. Mahoney, Lawrence W. Umstadter and Stewart L. Krug (former Directors of the Company) did not file reports upon resigning as Directors of the Company.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD
--------------------------------------------------------------

            The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors the appointment of independent auditors to audit the Company's consolidated financial statements, reviews the Company's internal control procedures and advises the Company on tax and other matters connected with the growth of the Company. The Audit Committee also reviews with management the annual audit and other work performed by the independent auditors. The Compensation Committee administers the Company's 1994 Stock Option Plan and recommends to the Board of Directors the nature and amount of compensation to be paid to the Company's Executive Officers.

            On June 28, 1996, three members of the Board of Directors resigned as Directors of the Company (in connection with the redemption of the Company's Series A Convertible Preferred Stock.) On the same day, Philip P. Signore, the Company's Vice President and Chief Financial Officer was appointed to the Board of Directors. As a result, there was only one non-employee director on the Board of Directors from June 28, 1996 until October 21, 1996. During this period, the duties normally performed by the audit committee and compensation committee were assumed by the sole remaining non-employee director, Frank W. Swacker. On
December 16, 1996, the Company established new audit and compensation committees. The Audit Committee consists of Messrs. Barrington, Chluski and Swacker. The Compensation Committee consists of Messrs. Barrington, Chluski and Swacker.

            During the fiscal year ended December 31, 1996, the Board of Directors of the Company held 18 meetings, the Audit Committee held one meeting and the Compensation Committee held four meetings. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees, which were held during the period the director served as director during the fiscal year ended December 31, 1996.

REMUNERATION OF NON-EMPLOYEE DIRECTORS
--------------------------------------

            Effective January 1, 1996, the Company commenced paying non-employee Directors fees equal to $1,000 per meeting attended in person, and $500 per meeting attended by telephone.

            In addition, upon the initial election and upon each re-election of an outside Director to serve a term as a Director of the Company, such Director is entitled under the Company's 1994 Stock Option Plan, to be granted an option to purchase 5,000 shares of Common Stock for each year of such term, with 5,000 of such options to vest at the beginning of each year of such term provided that the Director continues to serve in such capacity at the time of the scheduled vesting. The exercise price of such options is set at 85% of market value at time of grant. During the fiscal year ended December 31, 1996, each of Messrs. Barrington and Chluski were granted options to purchase 5,000 shares under the Company's 1994 Stock Option Plan at an exercise price of $.425 per share (85% of the market value at time of grant). As a further inducement to their agreeing to serve on the Board, they were each granted additional options to purchase 37,500 shares outside of the 1994 Stock Option Plan at an exercise price of $.656 per share (the market value at time of grant). All such options are exercisable for 10 years.

ITEM 10.       EXECUTIVE COMPENSATION

            The following table sets forth certain summary information concerning compensation with respect to each person who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1996 and each of the Company's executive officers whose total cash compensation for the year ended December 31, 1996 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE
                                           ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                           -------------------              ----------------------
                                                                          AWARDS           PAYOUTS
                                                                          ------           -------
  NAME AND                                                                SECURITIES
  PRINCIPAL                                                               UNDERLYING       ALL OTHER
  POSITION                         YEAR       SALARY $       BONUS $      OPTIONS(#)       COMPENSATION
  ---------                        ----       --------      --------      ----------       ------------
Jacqueline E. Soechtig (1)         1996       220,000      100,000             --                --
        President and Chief        1995       220,000       20,170             --                --
        Executive Officer          1994        54,347          --          375,000               --

Glenn W. Phillips(2)               1996       130,950       50,000             --                --
        Vice President - Sales     1995          --            --              --                --
        & Marketing                1994          --            --              --                --

James H. Moore, Jr. (3)            1996       100,000       50,000             --                --
        Vice President -           1995       100,000          --              --                --
        Operations, Assistant      1994          --            --              --                --
        Secretary

--------------

(1) Ms. Soechtig has been employed by the Company since October 31, 1994. Ms. Soechtig's annual salary is currently $220,000. During the year ended December 31, 1994, Ms. Soechtig was awarded stock options to purchase 375,000 shares of Common Stock, all of which are presently exercisable. In addition, a $20,170 bonus payable in 1994 upon Ms. Soechtig's employment with the Company was paid during 1995.
(2) Mr. Phillips has been employed by the Company since January, 1996. Mr. Phillips' annual salary is currently $150,000. During the year ended December 31, 1996, Mr. Phillips was awarded a bonus of $50,000.
(3) Mr. Moore has been employed by the Company since January, 1995. Mr. Moore's annual salary is currently $100,000. During the year ended December 31, 1996, Mr. Moore was awarded a bonus of $50,000.

            No options were granted during the Company's 1996 fiscal year to the current and former executive officers named in the Summary Compensation Table above.

            The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 1996 by, and the number and value at December 31, 1996 of shares of Common Stock subject to unexercised options held by, the individuals listed in the Summary Compensation Table.

                                                               NUMBER OF                     VALUE OF
                                                         SECURITIES UNDERLYING              UNEXERCISED
                                                              UNEXERCISED                  IN-THE-MONEY
                                           VALUE              OPTIONS/SARS                 OPTIONS/SARS
                                          REALIZED           AT FY-END (#)                 AT FY-END ($)
NAME                   ON EXERCISE (#)     ($)(1)      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                   ---------------    --------     -------------------------     -------------------------
Jacqueline E. Soechtig       --              --                375,000/0                        0/0

---------------------

(1) Represents the closing bid price on the National Association of Securities Dealers Automated Quotation System of the underlying shares of Common Stock on the date of exercise less the option exercise price.


EMPLOYMENT AGREEMENT
--------------------

            Jacqueline E. Soechtig, President and Chief Executive Officer of the Company, is a party to an employment agreement with the Company, which commenced on October 31, 1994 for a term of three years and is automatically renewed for two years (unless terminated by either party). Ms. Soechtig's base salary of $220,000 per annum. Pursuant to the Agreement and as a signing bonus, Ms. Soechtig was paid $20,170 and was granted ten-year stock options to purchase 375,000 shares of Common Stock, which are all presently exercisable at an exercise price of $2.00 per share. Ms. Soechtig was granted certain registration rights with respect to the shares of Common Stock underlying all of such options.

            No options were granted during the Company's 1996 fiscal year to the current and former executive officers named in the Summary Compensation Table above.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information as of April 28, 1997 regarding the beneficial ownership of shares of Common Stock by (I) each person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934, as amended) who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, its only class of voting securities (ii) each director and nominee, (iii) each current and former executive officer named in the Summary Compensation table herein titled "Executive Compensation" and (iv) all directors and executive Officers of the Company as a group.


NAME AND ADDRESS OF                AMOUNT AND NATURE
BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP(1)       Percent of Class
------------------------       --------------------------       ----------------
Jacqueline E. Soechtig                398,500(2)                    5.4%
c/o Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34621

Bruce D. Barrington                    92,500(3)(4)                 1.3%
c/o Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34621

John J. Chluski                        95,827(3)                    1.3%
C/O Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34621

NAME AND ADDRESS OF                AMOUNT AND NATURE
BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP(1)       Percent of Class
------------------------       --------------------------       ----------------

Frank W. Swacker                       15,000(5)                     *
c/o Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34616

James H. Moore                             16                        *
c/o Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34616

Glenn W. Phillips                           0                        *
c/o Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34616

Philip P. Signore                           0                        *
c/o Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL  34621

All directors and executive officers  601,843(6)                    8.2%
of the Company as a group
(9 PERSONS)

-------------------

*     LESS THAN 1%.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes 375,000 shares of Common Stock which Ms. Soechtig has the right to acquire pursuant to presently exercisable stock options.

(3) Includes 42,500 shares of Common Stock which each of Messrs. Barrington and Chluski has the right to acquire pursuant to presently exercisable stock options.

(4) Includes 50,000 shares of Common Stock which Mr. Barrington holds as trustee of a trust.

(5) Includes 10,000 shares of Common Stock which Mr. Swacker has the right to acquire pursuant to presently exercisable stock options.

(6) Includes shares of Common Stock which such directors and executive officers have the right to acquire pursuant to presently exercisable stock options.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

                                   SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LASERGATE SYSTEMS, INC.


                                By: /s/  Philip P. Signore
                                   --------------------------
                                     Philip P. Signore
                                     Vice President, Chief Financial Officer

                                     April 30, 1997