Form 10QSB
period 1997-03-31
LASERGATE SYSTEMS INC
filed 1997-05-15
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           for the quarterly period ended March 31, 1997.

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
Yes  [X]    No  [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class                                             Outstanding at May 14, 1997
-----                                             ---------------------------
Common stock $0.03 par value                      7,362,061

Transitional Small Business Disclosure Format (check one) Yes  [_]    No  [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

Part I.    FINANCIAL INFORMATION PAGE

           Item 1.    Consolidated Financial Statements                       3

                      Consolidated Balance Sheets as of March 31, 1997        3
                      (unaudited) and December 31, 1996

                      Consolidated Statements of Operations                   4
                      (unaudited) for the three months ended
                      March 31, 1997 and March 31, 1996

                      Consolidated Statements of Cash Flows                   5
                      (unaudited) for the three months ended
                      March 31, 1997 and March 31, 1996

                      Notes to Financial Statements (unaudited)               6


           Item 2.    Management's Discussion and Analysis or Plan            9
                      of Operation

Part II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                       12

           Signature                                                         13

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                      March 31,     December 31,
                                                                        1997            1996
                                                                    ------------    ------------
                                                                    (Unaudited)
Current assets
      Cash and cash equivalents                                     $    634,507    $  1,924,825
      Accounts receivable, net of allowance for
        doubtful accounts of  $159,624 and $147,124                      786,102         868,931
      Inventories                                                        122,028         254,901
      Prepaid expenses                                                    85,378          40,966
                                                                    ------------    ------------
            Total current assets                                       1,628,015       3,089,623

Property and equipment, net                                              326,894         304,024
Note receivable-trade                                                    144,856            --
Systems and software costs, net of amortization of $1,539,131
 and $1,525,856                                                          321,554         242,739
Goodwill, net of amortization of $298,815 and $265,568                 2,349,458       2,382,705
Customer lists and support contracts, net of amortization of
 $159,375 and $141,667                                                   265,625         283,333
Other assets, net                                                         45,685         134,521
                                                                    ------------    ------------

Total assets                                                        $  5,082,087    $  6,436,945
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank                                                 27,403          28,628
      Accounts payable, trade                                            633,201         542,671
      Deferred revenues                                                  423,152         909,516
      Accrued product costs                                              578,362         570,919
      Accrued expenses                                                   726,213       1,128,658
                                                                    ------------    ------------
Total current liabilities                                              2,388,331       3,180,392
Obligations to issue common stock                                        140,000         140,000
                                                                    ------------    ------------

      Total liabilities                                                2,528,331       3,320,392
Stockholders' equity:
      Preferred stock, $.03 par value, 2,000,000 shares
           authorized, 8,000 shares issued and outstanding at
           March 31, 1997 and December 31, 1996,  respectively               240             240
      Common stock, $.03 par value, 20,000,000 shares authorized,
           7,362,061 issued and outstanding at
           March 31, 1997 and December 31, 1996 , respectively           220,862         220,862
      Additional paid-in capital                                      19,818,769      19,818,769
      Less:  Common stock, $.03 par value, 20,000 shares
           at March 31, 1997 and December 31, 1996, respectively,
           subject to put options                                       (140,000)       (140,000)
      Accumulated deficit                                            (17,346,115)    (16,783,318)
                                                                    ------------    ------------
           Total stockholder's equity                                  2,553,756       3,116,553
                                                                    ------------    ------------
      Total liabilities and stockholders' equity                    $  5,082,087    $  6,436,945
                                                                    ============    ============

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three Months Ended March 31,
                                            ----------------------------
                                                1997           1996
                                            -----------    -----------

Revenues                                    $ 1,278,576    $ 1,465,989

Operating Expenses:
      Cost of revenues                          853,299        751,890
      Development                               132,637         26,677
      Selling, general and administrative       867,083        863,810
                                            -----------    -----------
              Operating loss                   (574,443)      (176,388)

Other income (expense)
      Interest                                   10,241         (7,125)
      Other, net                                  1,405         19,558
                                            -----------    -----------


      Loss before income taxes                 (562,797)      (163,955)

Income taxes                                       --             --
                                            -----------    -----------

      Net loss                              $  (562,797)   $  (163,955)
                                            ===========    ===========
Net loss per common share                   $      (.08)   $      (.04)
                                            ===========    ===========


Weighted Average Common Stock Outstanding     7,362,061      4,632,809
                                            ===========    ===========





        The accompanying notes are an integral part of these statements..

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    1997           1996
                                                                                -----------    -----------
Cash flows from operating activities:
      Net loss                                                                  $  (562,797)   $  (163,955)
      Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation of  property and equipment                                        33,822          4,379
      Amortization of intangibles                                                    71,313        132,496
      Increase in provision for doubtful accounts                                    12,500          7,777
      Compensation recognized from grant of stock options                              --           46,875

Decrease (increase) in:
          Accounts receivable, trade                                                 70,329       (479,782)
           Inventories                                                              132,873         30,723
           Prepaid expense                                                          (44,412)        57,407
           Other                                                                     81,753         10,007
      Increase (decrease) in:
          Accounts payable and accrued expenses                                    (311,915)        17,686
          Accrued product costs                                                       7,443       (203,193)
          Deferred revenue                                                         (486,364)       192,949
                                                                                -----------    -----------

          Net cash used in operating activities                                    (995,455)      (346,631)

Cash flows from investing activities:
      (Additions) to, disposal of, property and equipment                           (56,692)         1,632
      Capitalized software development costs                                        (92,090)          --
                                                                                -----------    -----------
          Net cash provided (used) in investing activities                         (148,782)         1,632

Cash flows from financing activities:
      Issuance of note receivable                                                  (144,856)          --
      Repayment of loans, other                                                      (1,225)          --
                                                                                -----------    -----------

 Net cash provided by financing activities                                         (146,081)          --
                                                                                -----------    -----------


      Net increase (decrease) in cash and cash equivalents                       (1,290,318)      (344,999)

Cash and cash equivalents, beginning of period                                    1,924,825        656,506
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                            634,507    $   311,507
                                                                                ===========    ===========


        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1- FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes ) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

OPERATIONAL AND FUNDING MATTERS AND REPORTING BASIS

The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the three months ended March 31, 1997, the Company incurred a loss of $562,797 and has an accumulated deficit of $17,346,115 and used cash in operating activities of $995,455 during the first quarter of 1997.

In recent years the Company has relied upon proceeds from private and public placements and loans (some of which were converted to stock) from former principal stockholders to fund its operations.

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

REVENUE RECOGNITION

Revenues from the sale of equipment and software licenses, which have been predominately under short-term contracts during the periods presented herein, are recognized upon the acceptance of the system by the customer provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is probable. Revenues from special sales sold under evaluation periods are recognized at the end of this period. Revenues from the sale of equipment and software licenses with a planned installation period exceeding 90 days are accounted for using the percentage of completion method.

Revenues from post contract customer support and maintenance are recognized ratably over the maintenance period if collectibility is probable.

CLASSIFICATION OF EXPENSES

Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated direct cost related to the support and maintenance of the Company's service contracts. Net Loss Per Common Share

NET LOSS PER COMMON SHARE

The net loss per common share amount is based on the weighted average number of common shares outstanding during the period. Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they are antidilutive.

NOTE 2-SYSTEMS AND SOFTWARE COSTS

Historically, the Company has marketed products that typically require substantial customization in order to meet the customers' particular requirements. During 1996, the company changed its strategy and decided to design products in a modular fashion. The modules will consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that would require limited or no customization by the Company. The implementation of this project will afford the Company the opportunity to use the same development tool (high level programming language) for each module, thus providing a certain degree of consistency and efficiency in the product development process. Accordingly, the Company commenced the development of this new product. As of March 1997, the Company had installed limited functionality versions at four different sites. As of May 13, 1997 the Company had completed the general release version of the new general admission product including all modules originally planned, and has installed it at 8 sites including all sites which had earlier versions. The development effort is now focused on a group of functions for the ski industry. A beta test of the ski product is currently scheduled for July 1, 1997 and general availability is currently scheduled for August 1, 1997.

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

The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $450,000 by the second quarter of 1997. In the first quarter of 1997, $92,000 of these costs were capitalized. Since inception, development costs incurred total $223,000, and a total of $117,000 has been capitalized.

NOTE 3 - NOTE RECEIVABLE-TRADE

In connection with an early sale of the Company's new product, the Company accepted a note receivable from a customer in the amount of $144,856 with a term of 3 years and bearing interest at the rate of 10% per annum. Payments of principal and interest are to be made on December 31, 1997, 1998, and 1999 in the amounts of $50,000, $61,185 and $65,000 respectively. This note is classified as a long-term asset.

NOTE 4 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $578,362 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods. During the first quarter of 1997, $40,000 was spent for these enhancements and subsequently charged against this allowance. Management has reviewed warranty costs incurred within the past year, and as a result has decided to provide for known and unknown warranty costs by recording a warranty allowance of 3.7% of revenues. Management believes 3.7% of revenues is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

NOTE 5  - LEGAL PROCEEDINGS

The Company's founder and former President and Chief Executive Officer, has commenced an action against the Company in Florida state court. The former president alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes that the former president's suit is without merit and intends to vigorously defend the action. There have been no significant changes regarding this action since the last quarter.

Derek Betty and James Potter have instituted actions against the Company arising pursuant to agreements entered into at the time of the sale of Delta Information Services, Inc. ("Delta"). The first action is entitled Derek Betty v. Lasergate Systems, Inc. ("the Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ("the Potter Action"). Both actions are pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleges that the Company has failed to return shares of the Company's stock which are being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta to the Company. The Betty Action also alleges a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action seeks damages in an amount in excess of $15,000, which is the jurisdiction amount, but it is anticipated that damages could be in excess of $25,000. The Potter Action also alleges a breach of the Registration Rights and Put Option Agreement. Moreover, the Potter Action includes allegations concerning James Potter's Consulting Agreement with the Company and a Non-Compete Agreement. The Potter Action seeks a declaratory judgment determining that the Company and 1103065 Ontario, Inc. are in material breach of the Non-Compete Agreement and that Potter is relieved of all obligations to perform under the Non-Compete Agreement. The Company has moved to dismiss both actions and to compel arbitration pursuant to an arbitration provision in the Stock Purchase Agreement relating to the acquisition of Delta. The Company's motion to compel arbitration in the Betty Action was granted on May 2, 1997, and the motion to compel arbitration in the Potter Action was granted on May 14, 1997. The Company intends to vigorously defend both actions.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these and the above matters will have a material effect on the Company's financial position.

NOTE 6-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest And Income Taxes Paid:

                                          Three Months Ended
                                          ------------------
                                        1997              1996
                                        ----              ----

Interest                                $460               --
Income taxes                             --                --

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with the financial statements and notes thereto, and is qualified in its entirety by reference thereto.

The statements contained in or incorporated by reference into this Quarterly Report which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the history of operating losses; uncertainty of future financial results; possible negative cash flow from operating activities; additional financing requirements; no assurance of successful and timely development of new products; risks inherent in software development; customer acceptance; employee turnover; litigation; dependance on regulatory approvals; uncertainty of software and hardware pricing or profitability; unpredictability of patent protection; rapid technological change; competition; and other uncertainties detailed in the Company's Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997  VERSUS THREE MONTHS ENDED MARCH 31, 1996

Revenues:

Revenues were $1,278,576 and $1,465,989 in the first quarter of 1997 and the first quarter of 1996 respectively, representing a decrease of $187,413 or 13%. Product sales represented $1,184,595 and $1,305,559 in the first quarter of 1997 and 1996 respectively and revenue from maintenance and support of existing customers represented $93,981 and $160,430 in the first quarter of 1997 and 1996 respectively. Revenue from product sales in the first quarter of 1997 includes five sales of the new general admission product totaling $881,000. Revenue from product sales in the first quarter of 1996 included $324,000 of product sold to Bayindir Insaat Turizm Ticaret, a customer whose total purchases of approximately $505,000 represented 12% of the Company's revenues in the first quarter of 1996. Revenue from maintenance and support has decreased due to less customers accepting maintenance contracts on the legacy products.

Cost of Revenues:

Cost of revenues were $853,299 and $751,890 in the first quarter of 1997 and the first quarter of 1996 respectively representing a $101,409, or 13%, increase. As a percentage of revenues, cost of revenues in the first quarter of 1997 was 67% of revenues compared to 51% of revenues in the first quarter of 1996. This was primarily due to increased costs associated with early installations of the new general admission product and a reduction of maintenance and support revenues on the legacy products of $66,449.

Development Costs:

Development costs were $132,637 and $26,677 in the first quarter of 1997 and the first quarter of 1996 respectively representing an increase of $105,960, or 397%
 . This was primarily due to the development staff dedicating most of its time in the first quarter of 1996 to resolving warranty issues instead of new product development. In addition, the development staff is now approximately 29% larger (9 employees in the first quarter of 1997 versus 7 employees in the first quarter of 1996). Development costs for the first quarter of 1997 do not include $92,000 of capitalized costs. The Company expects to continue development efforts at approximately the same level (9 employees) for the remainder of 1997 with the majority of the development effort focused on its new modular products (see Note 2 to the Financial Statements).

Selling, General and Administrative:

Selling, general and administrative expenses were $867,083 and $863,810 in the first quarter of 1997 and the first quarter of 1996 respectively, representing a $3,273 or 0.4% decrease. This was primarily due to an increase in legal expenses of $39,000 offset by a decrease in amortization of software costs in the amount of $61,183 due to the write-down of capitalized software costs in June, 1996. All other selling, general and administrative expenses combined increased $25,000. As a percentage of revenues, selling, general and administrative expenses were 68% in the first quarter of 1997 and 59% in the first quarter of 1996. An increase in this percentage of nine percentage points can be attributed to the $187,413 decrease in revenues, a decrease of five percentage points can be attributed to the $61,183 decrease in amortization expense and an increase of five percentage points can be attributed to the increase in legal and other selling, general and administrative expenses, as explained above.

Net loss increased to $562,797 ($.08 a share) for the first quarter of 1997 from $163,955 ($.04 a share) for the first quarter of 1996. The components of the increase in the Company's net loss are explained above.

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the three months ended March 31, 1997, the Company used $995,455 of cash in operating activities and incurred a loss of $562,797. From its inception in March 1985 through March 31, 1997, the Company has incurred a cumulative loss of $17,346,115. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.

Warranty costs accrued during the first quarter of 1997 were $47,000 and the value of warranty work performed was $40,000. Management continues to monitor these costs to ensure that sufficient provisions have been recorded in order to reasonably match these costs with the associated revenues as well as to ensure that this work is performed as efficiently as possible.

During the first quarter of 1997, accounts receivable decreased $82,829 primarily due to increased collection efforts, inventory decreased $132,873 due to fewer installations being in process at March 31, 1997 than at December 31, 1996, and accounts payable decreased $ 311,915 primarily due to the payment of accrued payroll, payroll taxes and other expenses which were accrued at year end. The decrease in accrued payroll and payroll taxes arose because payroll is payable on the last day of each month, but near year-end the Company changed its payroll service provider and the new provider did not charge the Company for the December 31, 1996 payroll until January 2, 1997. At December 31, 1996 accrued payroll and payroll taxes were $210,000 and at March 31, 1997 accrued payroll and payroll taxes were $2,000. All other accounts payable and accrued expenses decreased $104,000 during the first quarter of 1997.

Also, during the first quarter of 1997, an installation was completed for a customer who agreed to participate in the development process by being an early installation site for the new product in exchange for extended payment terms on approximately half of their purchase. As a result, the Company accepted a note receivable from the customer in the amount of $144,856 with a term of three years and bearing interest at the rate of 10% per annum.

The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $450,000 by the second quarter of 1997. In the first quarter of 1997, $92,000 of these costs were capitalized. Since inception, development costs incurred total $223,000 and a total of $117,000 has been capitalized.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract, typically with some type of financial assurance such as a deposit. As of March 31, 1997 and December 31, 1996, the Company's backlog was approximately $368,000 and $963,000, respectively.

Although no assurance can be given, management believes that an on-schedule product launch of the new Admits general admission product combined with a recently expanded sales force will enable the Company to achieve an increase in revenues and a reduction of the operating loss by the end of 1997 and lay the foundation for future profitability. While continuing to work on improved financial performance, the Company intends to seek and actively pursue a possible relationship with a strategic partner, which might include an equity investment in the Company and may review other financing opportunities.

Part II-Other Information

Item 6-Exhibits and Reports on Form 8-K

(a)  Exhibits: 27.1 Financial  Data Schedule.

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1997.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Lasergate Systems, Inc.
                                            Registrant



Date:   May 15, 1997                        /s/   Philip P. Signore
                                            ----------------------------
                                            Philip P. Signore
                                            Vice President
                                            Chief Financial Officer