Form 10QSB
period 1997-06-30
LASERGATE SYSTEMS INC
filed 1997-08-14
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________

                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
                             -----------------------
              (Exact name of small business issuer in its charter)

            Florida                                              59-2543206
            -------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

28050 US 19 N, Suite 502, Clearwater, Florida                      34761
---------------------------------------------                      -----
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
Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class                                             Outstanding at August 15, 1997

Common stock $0.03 par value                             7,462,061

Transitional Small Business Disclosure Format (check one)

Yes [_]      No    [X}

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

Part I.   FINANCIAL INFORMATION                                             PAGE

          Item 1. Consolidated Financial Statements                           3

                  Consolidated Balance Sheets as of June  30, 1997            3
                  (unaudited) and December 31, 1996

                  Consolidated Statements of Operations                       4
                  (unaudited) for the three months and six months ended June 30, 1997 and 1996

                  Consolidated Statements of Cash Flows                       5
                  (unaudited) for the six  months ended
                  June 30, 1997 and 1996

                  Notes to Financial Statements (unaudited)                   6

          Item 2. Management's Discussion and Analysis or Plan                11
                  of Operation

Part II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                            15

          Signature                                                           16

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           June 30,      December 31,
                                                                             1997            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
Current assets
      Cash and cash equivalents                                         $    135,678    $  1,924,825
      Accounts receivable, net of allowance for
        doubtful accounts of $149,479 and $147,124                           713,604         868,931
      Inventories                                                            127,072         254,901
      Prepaid expenses                                                        82,507          40,966
                                                                        ------------    ------------
            Total current assets                                           1,058,861       3,089,623

Property and equipment, net                                                  330,415         304,024
Note receivable-trade                                                        148,477            --
Systems and software costs, net of amortization of $1,553,100
   and $1,525,856                                                            401,060         242,739
Goodwill, net of amortization of $332,063 and $265,568                     2,316,211       2,382,705
Customer lists and support contracts, net of amortization of
   $177,083 and $141,667                                                     247,917         283,333
Other assets, net                                                             37,726         134,521
                                                                        ------------    ------------

Total Assets                                                            $  4,540,667    $  6,436,945
                                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank:                                                    26,162          28,628
      Accounts payable, trade                                                715,465         542,671
      Deferred revenues                                                      385,172         909,516
      Accrued product costs                                                  533,938         570,919
      Accrued expenses                                                       975,053       1,128,658
                                                                        ------------    ------------

           Total current liabilities                                       2,635,790       3,180,392
                                                                        ------------    ------------

Common stock subject to put options                                          140,000         140,000
                                                                        ------------    ------------
Total liabilities                                                          2,775,790       3,320,392

Stockholders' equity:
      Preferred stock, $.03 par value,  2,000,000 shares  authorized,
           7,945 and 8,000 shares issued and outstanding at
           June 30, 1997 and December 31, 1996,  respectively                    238             240
      Common stock, $.03 par value, 20,000,000 shares authorized,
           7,462,061 and 7,3621,061 issued and outstanding at
           June 30, 1997 and December 31, 1996,  respectively                223,862         220,862
      Additional paid-in capital                                          19,815,771      19,818,769
      Less:  Common stock, $.03 par value, 20,000 shares
           at June 30, 1997 and December 31, 1996, respectively,
           subject to put options                                           (140,000)       (140,000)
      Accumulated deficit                                                (18,134,994)    (16,783,318)
                                                                        ------------    ------------
           Total stockholders' equity                                      1,764,877       3,116,553
                                                                        ------------    ------------
Total Liabilities and Stockholders' Equity                              $  4,540,667    $  6,436,945
                                                                        ============    ============


        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                     1997           1996           1997           1996
                                                  -----------    -----------    -----------    -----------
Revenues                                          $ 1,025,888    $ 1,103,940      2,304,464    $ 2,569,929

Operating expenses:

           Cost of Revenues                           947,766      1,040,161      1,801,066      1,792,051
           Development                                 77,048        129,533        209,685        156,209
           Selling, general and administrative
           (Including write-down of software in
           June 1996 of $1,075,000)                   796,831      2,870,100      1,663,914      3,733,911
                                                  -----------    -----------    -----------    -----------

                      Operating Loss                 (795,757)    (2,935,854)    (1,370,201)    (3,112,242)

Other income (expense)                                  6,879        (53,401)        18,525        (40,968)
                                                  -----------    -----------    -----------    -----------

                     Net loss                        (788,878)   ($2,989,255)    (1,351,676)   ($3,153,210)
                                                  ===========    ===========    ===========    ===========

Net loss per common share                         ($     0.11)   ($     0.60)   ($     0.18)   ($     0.67)
                                                  ===========    ===========    ===========    ===========

Weighted Average Common Stock Outstanding           7,462,061      4,972,207      7,447,617      4,738,483
                                                  ===========    ===========    ===========    ===========









        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Six Months Ended
                                                                  ----------------
                                                          June 30, 1997  June 30, 1996
                                                            -----------    -----------
Cash flows from operating activities:
      Net loss                                               (1,351,676)   ($3,153,210)
      Adjustments to reconcile net loss
          to cash used in operating activities:
      Depreciation, of property and equipment                    70,347         46,073
      Amortization of intangibles                               143,322      1,343,614
      Increase in provision for doubtful accounts                 2,355         54,043
      Stock-based compensation                                     --          198,113
      Decrease (increase) in:
          Accounts receivable, trade                            152,972       (646,285)
          Inventories                                           127,829        125,523
          Prepaid expense                                       (41,541)        50,533
          Other current assets                                     --             --
          Other assets                                           82,629         77,790
      Increase (decrease) in:
          Accounts payable and accrued expenses                 (19,186)       349,108
          Accrued product costs                                 (36,981)       183,807
          Deferred revenue                                     (524,344)       283,407
                                                            -----------    -----------

          Net cash used in operating activities              (1,355,896)    (1,087,484)
                                                            -----------    -----------

Cash flows from investing activities:
      (Additions) to, disposal of, property and equipment       (96,738)       (51,998)
      Capitalized software development costs                   (185,565)          --
                                                            -----------    -----------
Net cash used  in investing activities                         (282,303)       (51,998)
                                                            -----------    -----------


Cash flows from financing activities:
      Issuance of note receivable                              (148,477)          --
      Repayment of loans, related parties                          --         (300,000)
      Repayment of loans, other                                  (2,471)       (18,649)
      Repayment of obligations under capital leases                --           (2,108)
      Settlement of acquisition obligations                        --       (1,550,000)
      Net proceeds from issuance of  stock                         --        6,623,082

      Redemption of Preferred Stock                                --       (1,000,000)
                                                            -----------    -----------
      Net cash (used in) provided by financing activities      (150,948)     3,752,325
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents         (1,789,147)     2,612,843

Cash and cash equivalents, beginning of period                1,924,825        656,506
                                                            -----------    -----------


Cash and cash equivalents, end of period                    $   135,678    $ 3,269,349
                                                            ===========    ===========


        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the six months ended June 30, 1997, the Company incurred a loss of $1,385,676 and has an accumulated deficit of $18,168,994 and used cash in operating activities of $1,355,899 during the first half of 1997.

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

The Company is presently seeking one or more potential strategic partners who can complement the Company's marketing and development efforts and increase its financial stability. As part of any arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interests. Management believes this is necessary in order to continue increasing revenue each year. Moreover, if a capital infusion is not made by a potential strategic partner, alternative financing will be required by the Company prior to year-end to even continue operations at their current level. The ability to obtain, as well as the costs of obtaining, any such capital or credit are uncertain at this time.

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

Net Loss Per Common Share

The net loss per common share amount is based on the weighted average number of common shares outstanding during the periods. Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they are antidilutive. At June 30, 1997, there were options and warrants outstanding to purchase 2,951,067 common shares at prices ranging from $0.2391 to $5.50 per share, and 7,945 Series F shares which can convert into as many as 17,655,556 common shares

NOTE 2 - SYSTEMS AND SOFTWARE COSTS

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

As of June 1997, the Company had installed limited functionality versions at four different sites. These versions had fully functional ticketing modules and some additional features, but not all of the features planned for the general release version. As of May 13, 1997 the Company had completed the general release version of the new general admission product and has since installed it at 10 sites including all sites which had earlier versions. The development effort was then focused on two groups of applications for the ski industry. The first group of ski applications was released on July 1, 1997, and the second group of ski applications is scheduled for release on September 1, 1997. Future development efforts will be focused on a reserved seating module which management expects to release during the fourth quarter.

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

The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $450,000 by the third quarter of 1997. In the second quarter of 1997, $94,000 of development costs were incurred for the new general admission products, and this entire amount was capitalized. Since inception, development costs incurred total $317,000 of which $211,000 has been capitalized.

NOTE 3 -  AMORTIZATION

Amortization Expense for the six months ended June 30, 1997 and 1996 was $143,322 and $1,343,614. This includes a write-down at June 30, 1996 of $1,075,000. Because of certain strategic decisions described above, the Company reviewed the valuation of the current software cost in accordance with the net realizable value determination provisions under SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, a write-down of $1,075,000 was made to the software's carrying value. The software's net carrying value as adjusted of $401,060 at June 30, 1997 is expected to be fully realized (recoverable) through future revenues.

NOTE 4 - NOTE RECEIVABLE-TRADE

In connection with an early sale of the Company's new product, the Company accepted a note receivable from a customer in the amount of $144,856 with a term of 3 years and bearing interest at the rate of 10% per annum. Six months of interest, amounting to $3,621 has been accrued bringing the note balance to $148,477. Payments of principal and interest are to be made on December 31, 1997, 1998, and 1999 in the amounts of $50,000, $61,185, and $65,000 respectively.

NOTE 5  - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

 Management has reviewed warranty costs incurred within the past year, and as a result has decided to provide for known and unknown warranty costs by recording a warranty allowance at the time of sale. As of December 31, 1996, the balance of the warranty allowance account was a $570,919. During the first two quarters of 1997, $60,929 was accrued as an allowance, and $97,910 was spent for these enhancements and subsequently charged against this allowance. Management believes the allowance of $533,938 as of June 30, 1997 is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

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

On or about June 27, 1997, a class action was commenced in the United States District Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against inter alia, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from"lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs claims allege that the Company violated Sections 11 and 12(2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Section 349 of the New York General Business Law; and negligent misrepresentation. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action.

Derek Betty and James Potter have instituted actions against the Company. The first action is entitled Derek Betty v. Lasergate Systems, Inc. ("the Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ("the Potter Action"). Both actions are pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleges that the Company has failed to return shares of the Company's stock which are being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleges a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action seeks damages in an amount in excess of $15,000, which is the jurisdiction amount, but it is anticipated that damages could be in excess of $25,000. The Potter Action also alleges a breach of the Registration Rights and Put Option Agreement. Moreover, the Potter Action includes allegations concerning James Potter's Consulting Agreement with the Company and a Non-Compete Agreement. The Potter Action seeks a declaratory judgment determining that the Company and 1103065 Ontario, Inc. ("Ontario") are in material breach of the Non-Compete Agreement and that Potter is relieved of all obligations to perform under the Non-Compete Agreement. The Company has moved to dismiss both actions and to compel arbitration pursuant to an arbitration provision in the Stock Purchase Agreement relating to the acquisition of Delta. The Company's motion to compel arbitration with regard to the Betty Action was granted on May 2, 1997, and with regard to the Potter Action on May 14, 1997. On June 13, 1997, the Company initiated an arbitration proceeding against Derek Betty and James and Marion Potter claiming misrepresentation in connection with the Stock Purchase Agreement which was executed in connection with the sale of Delta to the Company. The Company seeks damages in the amount of $200,000. The Company has succeeded in consolidating all three arbitration proceedings and intends to vigorously pursue damages while defending the claims of the Potter and Betty actions.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these and the above matter will have a material effect on the Company's financial position.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              Six Months Ended
                                                              ----------------
Interest And Income Taxes Paid:                                1997         1996
                                                             ------      -------

      Interest                                               $1,534      $29,359
      Income Taxes                                           -0-         -0-

Non-Cash Investing And Financing Activities:

      1996 and 1997:    None.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

Revenues:

Revenues were $1,025,888 and $1,103,940 for the second quarter of 1997 and 1996 respectively, representing a decrease of $78,052 or 7%. Revenue for the second quarter of 1996 included an additional two sales of the new general admission product to World of Coca Cola and Regal Cinemas totaling $209,000 plus $642,000 of revenue recognized on a large contract with American Skiing Company based on the percentage completion method. This contract and the additions to it have a total revenue value of $2,397,000. As of August 15, 1997, the remaining portion of these orders amounts to $1,755,000. Management expects this installation to be substantially complete by September 30, 1997.

Maintenance revenues represented 11% of total revenues for each of the three month periods ended June 30, 1997 and June 30, 1996.

Cost of Revenues:

Cost of revenues were $947,766 and $1,040,161 for the second quarter of 1997 and 1996 respectively, representing a decrease of $92,395, or 9% due primarily to lower revenues. Cost of revenues represented 92% of revenues during the second quarter of 1997 as compared to 94% during the second quarter of 1996.

Development Costs:

Development costs were $77,048 and $129,533 for the second quarter of 1997 and 1996 respectively, representing a decrease of $52,485, or 41% . Development costs for the second quarter of 1997 do not include $94,000 of capitalized costs related to the new product or $55,000 of costs charged to the warranty allowance. Development costs for the second quarter of 1996 do not include $78,000 of costs charged to the warranty allowance. With the addition of these amounts, costs have increased $18,515 between years. This represents a 9% increase, which is primarily due to an increase in the number of employees on the development staff. Assuming the Company can secure additional funding within the next few months, the Company expects to continue development efforts at approximately the same level for the remainder of 1997 with the majority of the development effort focused on its new modular products (see Note 2 to the Financial Statements).

Selling, General and Administrative:

Selling, general and administrative expenses were $796,831 and $2,870,100 for the second quarter of 1997 and 1996 respectively, representing a $2,073,269 or 72% decrease. These amounts represent 97% and 260% of revenues in 1997 and 1996 respectively. The decrease is attributable to a number of expenses from 1996 that did not reoccur in 1997. First, capitalized software was written down $1,075,000 at June 30, 1996 due to the development of a replacement product (see Notes 2 and 3 to the financial statements). There were no write-downs of any assets during 1997. Other components of the decrease from year to year are a decrease of $365,000 due to a provision for incentive compensation for the executive group and managers in 1996 and a decrease of $225,000 due to a provision for contingent legal settlements in 1996. No such provisions were made in 1997. Other components of the decrease include decreases of $107,000 in investor relations expenses, $34,000 in accounting and auditing expenses and $91,000 in legal expenses. These are primarily due to the costs of the private placements of Preferred Stock of the Company during 1996.

Net loss decreased to $788,878 ($.11) a share for the second quarter of 1997 from $2,989,255 ($.60) a share for the second quarter of 1996. The components of the decrease in the Company's net loss are explained above.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

Revenues:

Revenues were $2,304,464 and $2,569,929 for the six months ended June 30, 1997 and 1996 respectively, representing a decrease of $265,465 or 10%. Revenue for the first half of 1997 includes seven sales of the new general admission product to several well-known customers including the Art Gallery of Ontario and Blackpool Pleasure Beach totaling $1,149,000 plus $642,000 of revenue recognized on a large contract with American Skiing Company based on the percentage completion method. Management expects this installation to be substantially complete by September 30, 1997.

Maintenance revenues represented 9% and 11% of total revenues for the three months ended June 30, 1997 and June 30, 1996, respectively. This was primarily due to less customers accepting maintenance contracts on the legacy products. This trend appears to be reversing now that sales of the new products are exceeding sales of the legacy products.

Cost of Revenues:

Cost of revenues were $1,801,066 and $1,792,051 for the six months ended June 30, 1997 and 1996 respectively, representing an increase of $9,015 or 1%. As a percentage of revenues, cost of revenues increased to 78% from 70% for the six months ended June 30, 1997. This was primarily due to increased costs associated with early installations of the new general admission product.

Development Costs:

Development costs were $209,685 and $156,209 for the six months ended June 30, 1997 and 1996 respectively, representing an increase of $53,476, or 34%. Development costs for the six months ended June 30, 1997 do not include $186,000 of capitalized costs related to the new products (see Note 2 to the Financial Statements) or $95,000 of costs charged to the warranty allowance. Development costs for the six months ended June 30, 1996 do not include $281,000 of costs charged to the warranty allowance. With the addition of these amounts, costs have increased $53,476 between years. This represents a 12% increase, which is primarily due to an increase in the number of employees on the development staff.

Selling, General  and Administrative:

Selling, general and administrative expenses were $1,663,914 and $3,733,911 for the six months ended June 30, 1997 and 1996 respectively, representing a $2,069,997 or 55% decrease. These amounts represent 79% of revenues in 1997 and 145% of revenues in 1996. The decrease is attributable to a number of expenses from 1996 that did not reoccur in 1997. First, capitalized software was written down $1,075,000 at June 30, 1996 due to the development of a replacement product (see Notes

2 and 3 to the financial statements). There were no write-downs of any assets during 1997. Other components of the decrease from year to year are a decrease of $365,000 due to a provision for incentive compensation for the executive group and managers in 1996, and a decrease of $225,000 due to a provision for contingent legal settlements in 1996. No such provisions were made in 1997. Other components of the decrease include decreases of $131,000 in investor relations expenses, $44,000 in accounting and auditing expenses, and $52,000 in legal expenses. These are primarily due to the costs of the private placements of Preferred Stock of the Company during 1996.

Net loss decreased to $1,351,676 ($.18) a share for the six months ended June 30, 1997 from $3,153,210 ($.67) a share for the six months ended June 30, 1996. The components of the decrease in the Company's net loss are explained above.

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

For the six months ended June 30, 1997, the Company used $1,355,896 of cash in operating activities and incurred a loss of $1,385,676. From its inception in March 1985 through June 30, 1997, the Company has incurred a cumulative loss of $18,168,994. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.

The Company is presently seeking one or more potential strategic partners who can complement the Company's marketing and development efforts and increase its financial stability. As part of any arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interests. Management believes this is necessary in order to continue increasing revenue each year. Moreover, if a capital infusion is not made by a potential strategic partner, alternative financing will be required by the Company prior to year-end to even continue operations at their current level. The ability to obtain, as well as the costs of obtaining, any such capital or credit are uncertain at this time.

In order to procure the contract with American Skiing Company, the Company decided to accept a lower gross profit percentage than it normally receives on smaller contracts. This was the primary cause of the increase in the cost of revenue percentage (cost of revenue as a percentage of revenue) from 67% in the first quarter of 1997 to 92% in the second quarter of 1997. A secondary cause was lower than expected margins on maintenance revenue.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract or customer's purchase order, typically with some type of financial assurance such as a deposit. As of June 30, 1997 and December 31, 1996, the Company's backlog was approximately $1,614,000 and $963,000, respectively.

During the first half of 1997, accounts receivable decreased $359,972 primarily due to increased collection efforts, inventory decreased $127,829 due to more efficient management and fewer installations being in process at June 30, 1997 than at

December 31, 1996, and accounts payable decreased $153,808 primarily due to the payment of accrued payroll, payroll taxes and other expenses which were accrued at year end. The decrease in accrued payroll and payroll taxes arose because payroll is payable on the last day of each month, but near year-end the Company changed its payroll service provider and the new provider did not charge the Company for the December 31, 1996 payroll until January 2, 1997. At December 31, 1996 accrued payroll and payroll taxes were $210,000 and at June 30, 1997 accrued payroll and payroll taxes were $9,656. All other accounts payable and accrued expenses increased $46,536 during 1997.

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

The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $450,000 by the third quarter of 1997. In the first six months of 1997, $186,000 of development costs were incurred, and this entire amount was capitalized. Since inception, development costs incurred total $317,000 of which $211,000 has been capitalized.

Warranty costs accrued during the first half of 1997 were $60,929 and the value of warranty work performed was $97,910. Management continues to monitor these costs to ensure that sufficient provisions have been recorded in order to reasonably match these costs with the associated revenues as well as to ensure that this work is performed as efficiently as possible.

Although no assurance can be given, management believes that, assuming the Company is able to secure additional financing within the next few months, the recent on-schedule product launch of the new Admits general admission product will enable the Company to achieve an increase in revenues and a reduction of the operating loss by the end of 1997 and lay the foundation for future profitability. The foregoing is a forward-looking statement and actual results may differ materially based upon certain risk factors. These impacting factors include the risk of not obtaining sufficient financing in the next few months which would materially impact the Company's ability to continue operations at their current levels. These factors also include, but are not limited to customer acceptance, technological change, employee turnover, third party development schedules, installation schedules, and litigation.

Part II - Other Information


Item 6-Exhibits and Reports on Form 8-K

(a)  Exhibits:   None.

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1997.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Lasergate Systems, Inc.
                                             Registrant


Date: August 14, 1997                        /s/Philip P. Signore
                                             ----------------------------
                                             PHILIP P. SIGNORE
                                             Vice President and
                                             Chief Financial officer