Form 10KSB/A
period 1996-12-31
LASERGATE SYSTEMS INC
filed 1997-11-05
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 3
                                       ON
                                  FORM 10-KSB/A

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
                 (Name of small business issuer in its charter)

            Florida                                              59-2543206
--------------------------------                             -------------------
   State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization                             Identification No.)

28050 U.S. 19 North, Suite 502, Clearwater, Florida                 34621
---------------------------------------------------               ----------
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (813) 725-0882

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

At March 20, 1997, 7,462,061 shares of Common Stock were outstanding. At March 20, 1997, the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (7,235,234 shares) was $2,713,213.

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

            The Company has developed three versions of the general admission ticketing product called Admits, Admits Gold and Admits Platinum. Each system provides computerized point-of-sale general admission tickets, including timed admission tickets and/or wristband tickets for amusement and water parks. Admits Gold is generally marketed to smaller facilities with ten or less points of sale. Admits Platinum is marketed to facilities with more than ten points of sale. The Company's newest offering, Admits, is a Windows NT7 based ticketing system.

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

NEW PRODUCT STRATEGY

            The Company's product strategy is focused on integrating leading edge hardware and software technologies into a cohesive family of products that provide users with the flexibility and control to positively impact their business results. Three elements of this new strategy include: transitioning from separate products to offering one product with a modular solution orientation, substituting a standard product with customized modules for customized application solutions; and moving from a DOS or UNIX platform to a Windows7 95/NT platform.

            During the fourth quarter of 1996, the Company began selling the next generation of its ticketing system, Admits. It is a Windows7 version which includes ticketing, access control, concession sales, reporting and advanced reservations as well as other features currently under development designed to meet the many needs of Windows7 based clients. The Company plans to take the current functions of the Select-a-Seat product and integrate them into this Windows7 based product. This will create a singular product with the ability to generate general admission and reserved seat ticketing, thereby providing customers with an integrated solution for multiple ticketing requirements.

ADMITS

            Admits is a Windows7-based point-of-sale (POS) system that integrates technologies that enhance ticketing and access control operation. The system can be used to issue tickets, wristbands or receipts and provide access control both for general admission or timed admission events. A minimum configuration for an Admits system presently consists of the following basic components: a personal computer, a printer, and the Company's Admits engineered ticketing software. It may also have optional peripherals, including but not limited to: touch screen monitor; specialized keyboards; ticket, wristband or receipt printer; credit card reader; and a customer display.

            Admits is designed to handle the diverse needs of a ticketing office including cash control, ticket printing, event set-up and financial reporting. Admits can be a stand-alone POS device or multiple POS stations networked together, selling from one common inventory of available events. Using the Windows7 95/NT platform, Admits delivers a superior price/performance ticketing and access control solution.

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

SELECT-A-SEAT

            The   Company's   reserved   seating   software   system  is  called
Select-a-Seat. Select-a-Seat software controls reserved seating as well as general admission sales. Select-a-Seat has 90 installations servicing over 200 facilities, which are selling in excess of 30 million tickets annually in the United States, Canada, Australia, Malaysia, Singapore and Ireland. The software can be used for distribution and control of admission tickets for theaters, professional sports teams, university athletic departments, multi-purpose arenas, race tracks, casinos, concert halls, performing arts organizations, museums and IMAXJ theaters.

            Select-a-Seat is a broad in-house computerized box office management, reservation and event marketing system. The system maintains an inventory of available seats, storing the section, row and seat information. At the time of sale, the system prints tickets for a customer; printing the pertinent performance information as well as the seating location in the facility. Select-a-Seat controls reserved seating and general admission box office sales, telephone and mail order reservations, group reservations, remote outlet sales, and season subscription ticket sales.

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

            In addition to being a comprehensive ticket and revenue control system, Select-a-Seat is an important marketing tool. It stores parking, novelty purchases, and tracks buyer characteristics such as show preference and advertising response. Demographic and biographic information about a ticket buyer or prospective ticket buyer is stored in Select-a-Seat.

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

            WARRANTY MAINTENANCE AND SERVICING. The Company offers a 90 day warranty for its software products. After the end of the warranty period, the Company offers its customers maintenance and servicing for an annual fee. The Company provides for telephone response to calls for assistance during certain business hours and days, or available around the clock, seven days a week for certain additional charges. Also provided are standard updates to the system purchased, user guides and repair or replacement (at customer expense) of hardware components. The Company's customer support staff is often able to diagnose and correct problems through computer link-up from the Company's headquarters to each site. If more extensive modifications are required or if a facility requires training for additional personnel, Company personnel will make additional site visits for a fee.

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

            The Company markets products that typically require substantial customization in order to meet the customer's particular requirements. While the Company has reduced the cost of installing, customizing and servicing (maintaining) the customized software, these costs have remained higher than desired. With this in mind, in June, 1996, the Company initiated an internal assessment of its marketing and product management strategies to determine whether the current software could be modified in order to provide a broader range of product options to its customers without incurring substantial customization costs.

            As a result of the assessment, the Company has concluded that its principal application components for ticketing, revenue management and access control will continue to provide significant benefits to our customers and prospects; however, rather than continue to market products that require substantial customization, it will design and offer products in a modular fashion that allow the user to define how the software is set up or configured for a particular site through a table-driven set of parameters selected by the user. They will consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company an opportunity to employ the same development tool (a high level, Rapid Application Development language) for each module which will provide a high degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion will provide a highly effective means for delivery business solution to the entertainment industry.

            Accordingly, the Company commenced the development effort to support this new marketing approach in 1996. As of December 31, 1996, the Company had not completed any installations of the new product and, accordingly, had not realized any revenue from the new product. As of March, 1997, the Company has installed limited functionality versions of the new product in five customer sites, resulting in $881,000 of revenue recognized in the first quarter due to the new product. These limited functionality versions had fully functional ticketing modules and some additional features, but not all of the features planned for the general release version. The Company anticipates completing the development of additional modules at an average rate of one per month until approximately June, 1997, when the Company anticipates having the entire general admission product line rewritten. Beta sites will continue to be selected to facilitate testing of each module in a live environment and new configurations with the additional modules will be sold before general release of the products which is anticipated to be in June of 1997. The current legacy software products will continue to be marketed and the Company will support this software for some period of time beyond availability of the general release version of the new general admissions product for the customers who desire to continue using the current software.

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

            ADMITS AT ART GALLERY OF ONTARIO, ONTARIO, CANADA. The Admits system at the Art Gallery of Ontario was installed in the first quarter of 1997. It includes 12 point-of-sale stations for main ticketing, group sales and back office ticketing applications. The system has enabled AGO to implement an Art Card which provides bar coded access control through 6 entry points utilizing custom ticket stock imprinted with selected artwork.

            Due to the length of time it takes for the Company to purchase, customize and install certain of its products, there may occasionally be a backlog of orders for equipment. As of December 31, 1996 and December 31, 1995, the Company's backlog was $963,000 and $1,190,000 respectively. The backlog represented sales to numerous sites with purchase prices ranging from approximately $52,000 to $326,000. Management believes the backlog was less than the prior year because of the transition in sales from legacy products to the new product. As is common within the software industry, some prospective customers refused to consider a system which did not have a lengthy history of performance at sizable installations within their market segment. In 1995, no one customer represented more than 10% of the Company's sales. In 1996, Bayindir Insaat Turizm Ticaret (a large, indoor amusement park in Istanbul, Turkey) represented 12% of the Company's sales.

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

            The Company regards certain features of its internal operations, software and documentation as proprietary. The Company relies on a combination of contract, copyright, service marks and trade secret laws and other measures to protect its proprietary information. The Company generally enters into confidentiality agreements with each of its employees and customers and, where appropriate, with certain vendors, in which each party agrees not to use the Company's proprietary intellectual property for purposes other than those for the benefit of the Company. In addition, the Company safeguards its technology through security measures such as passwords and codes. Policing unauthorized use of the Company's information and technology is difficult, and there can be no assurance that these safeguard measures will be successful or that the Company will have the financial resources necessary to enforce its proprietary rights. Trade secret laws in the computer technology area are rapidly developing and, should the Company's proprietary products be appropriated it may seek to enforce its rights.

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

ITEM 3. LEGAL PROCEEDINGS

            On June 15, 1995, the Company's founder and former President and Chief Executive Officer, Donald Turner, has commenced an action against the Company in the Circuit Court for Pinellas County, Florida, Civil Division. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes Mr. Turner's suit is without merit and intends to continue vigorously defending the action.

            In January 1997, Derek Betty and James Potter instituted actions against the Company arising pursuant to agreements entered into at the time of the sale of Delta Information Services, Inc. ("Delta") to the Company.
 The first action is entitled Derek Betty v. Lasergate Systems, Inc. (the "Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ( the "Potter Action"). Both actions are pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleges that the Company has failed to return shares of the Company's stock which are being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleges a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action seeks damages in an amount in excess of $15,000, which is the jurisdiction amount, but it is anticipated that damages could be in excess of $25,000. The Potter Action also alleges a breach of the Registration Rights and Put Option Agreement. Moreover, the Potter Action includes allegations concerning James Potter's Consulting Agreement with the Company and a Non-Compete Agreement. The Potter Action seeks a declaratory judgment determining that the Company and 1103065 Ontario Inc ("Ontario") are in material breach of the Non-Compete Agreement and that Potter is relieved of all obligations to perform under the Non-Compete Agreement. The Company has moved to dismiss both actions and to compel arbitration pursuant to an arbitration provision in the Stock Purchase Agreement relating to the acquisition of Delta. A hearing on the motion in the Potter Action is scheduled for April 1, 1997, and a hearing on the motion in the Betty Action is scheduled for May 2, 1997. The Company intends to vigorously defend both actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The following tables set forth the high and low sales prices for the Common Stock on the NASDAQ Stock Market for the periods indicated:


    Quarter Ended              High Sales Price         Low Sales Price
    -------------              ----------------         ---------------
March 31, 1995                        $13                      $7
June 20, 1995                           9                       4
September 30, 1995                      6                       3
December 31, 1995                       6                       1
March 31, 1996                          2                    7/8
June 30, 1996                           1                   11/16
September 30, 1996                      1                   17/32
December 31, 1996                   25/32                    7/32

            As of March 20, 1997, there were 1,616 holders of record of the Common Stock. No dividends have ever been declared or paid on the Company's Common Stock. The closing price of the Common Stock on March 20, 1997, was $3/8 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

            Due to the Company's net loss for 1996 of $4,997,962, and its history of operating losses that have accumulated to $16,783,318, at December 31, 1996, our independent certified public accountants have qualified their accountants' report dated March 28, 1997, on the Company's 1996 financial statements as to a going concern uncertainty. The following commentary within Management's Discussion and Analysis addresses the Company's operations for 1996 and its plan to improve future results. These matters are also discussed in Note 3 to the financial statements.

            Since the second quarter of 1994, a number of significant events have had a material impact upon the Company's operating results and its current and future prospects. In addition to a change in control and a public offering of its securities, the changes included replacement of the majority of the Board of Directors during 1996 and over the course of 1995 and 1996 all of the Company's senior executives, as well as most of its other personnel. This included the President/CEO, the Vice President of Finance/CFO (twice), the Vice President of Development/Operations and the Vice President of Sales. Some of this turnover of senior executives was encouraged or effected by the Board of Directors.

            These events also included two acquisitions (Delta and GIS Systems Limited Partnership ("GIS") with a combined customer base of over 200 sites, and various product integration and development efforts). and required more than two years of sustained effort and substantial amounts of capital. At the beginning of 1996, the Company had very little working capital. This situation grew worse during the first half of the year, resulting in shipments to customers falling behind schedule because orders for their product were not placed with vendors, in that the Company had utilized all credit extended to it by its vendors. Given those circumstances, the Company undertook two private placements of convertible preferred stock during that time period, for which the Company received a combined total of $6,623,082, net of commissions and offering expenses. That capital infusion allowed the Company to initiate two basic programs designed to move the Company toward profitability. First was development of a new modular product (Admits) allowing the product to be customized more easily and installed more efficiently. The second was committing additional funds to marketing efforts, including a doubling of the sales force aimed at substantially increasing revenues and potentially moving the Company beyond the break-even point and towards profitability in the future.

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

Revenues
--------

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

            In 1996, the Company's principal products, Select-a-Seat, Admits Platinum, and Admits Gold, represented approximately 33%, 35%, and 16% of revenues, respectively, compared to 42%, 30%, and 12% of revenues, respectively, in 1995. By the end of 1997, the Company expects the revenue from Admits Platinum and Admits Gold to be substantially replaced by revenue from Admits, the Company's modular Windows7 based general admission product. Maintenance and support represented 14% of revenues in 1996 and 11% in 1995. While maintenance and support revenue for 1997 is expected to increase, its percentage of total revenues is not expected to increase.

            In 1996, one customer, Bayindir Insaat Turizm Ticaret, a large, indoor amusement park in Istanbul, Turkey, represented 12% of revenues. In 1995, no customers represented 10% or more of revenues. As the total customer base grows, the likelihood of having certain customers account for more than 10% of revenues in future years is reduced.

Cost of Revenues
----------------

            Cost of revenues in 1996 and 1995 included the costs associated with the hardware and software acquired for the Company's customers, the full costs associated with the engineering and installation of the systems, and the full costs associated with the provision of customer support.

            Cost of revenues increased to $2,937,269 from $2,619,436. This 12% increase was the result of costs related to a 48% increase in sales and increased warranty costs, partially offset by increased efficiencies in installing products. Warranty provisions for 1996 totaled $568,000 and warranty work charged against the allowance in 1996 totaled $430,000. The warranty work was primarily a continuation of the enhancements to original Delta and GIS sites as discussed in the Company's annual report on Form 10-K for the year ended December 31, 1995. As a percentage of revenues, cost of revenues in 1996 represented 70% of revenues compared to 92% of revenues in 1995. This improvement represents more efficient installation and support of products.

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

Development Costs
-----------------

            Development costs increased to $460,709 in 1996 from $348,352 in 1995, an increase of $112,357, or 32%. As a percentage of revenues, development costs decreased from 12% in 1995 to 11% in 1996. The Company expects to continue development efforts in 1997 at about the same level as in 1996, with the majority of the development effort focused on its new modular products.

Selling, General and Administrative
-----------------------------------

            Selling, general and administrative expenses increased to $4,715,513 in 1996 from $4,122,914 in 1995, representing a 14% increase. As a percentage of revenues, these expenses were 112% in 1996 and 145% in 1995, which reflects the substantial increase in revenues in 1996.

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

Write Down of Capitalized Software Costs
----------------------------------------

            In 1996, the Company decided to offer its products in a modular fashion and the Company commenced the development of the new modular product. Accordingly, the Company wrote down the value of capitalized software $1,075,000 under the net realizable value determination provisions of SFAS No. 86 Computer Software to be Sold, Leased, or Otherwise Marketed. (See Note 7 to the financial statements). In 1995, there was no write down of assets.

Other Income (Expense)
----------------------

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

Income Taxes
------------

            The Company currently has a substantial net operating loss carryforward for which the Company has not recognized a tax benefit due to the uncertainty related to when and how much of the tax benefits will be ultimately realized (See Note 10 to the financial statements).

Net Loss
--------

            Net loss increased to $4,997,962 ($.82 a share) in 1996 from $4,206,782 ($1.39 a share) in 1995. The Company's operations were affected by various factors as discussed above with the largest component being a one-time write down of capitalized software in the amount of $1,075,000.

New Accounting Pronouncements Adopted
-------------------------------------

            SFAS  No.  123,   Accounting  for  Stock  Based   Compensation   was
implemented during 1996. The affect upon the Company's financial statements was immaterial.

            SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of was implemented during 1996. The effect upon the Company's financial statements was immaterial.

Financial Condition: 1996 Compared to 1995
------------------------------------------

            Total assets remained relatively constant at $6,436,945 on December 31, 1996, from $6,406,236 on December 31, 1995, representing an increase of $30,709, or less than 1%. This includes an increase in cash of $1,268,319 as a result of two private placements and a decrease in systems and software costs of $1,173,928, primarily due to a write-down of these costs.

            Total liabilities decreased to $3,320,392 on December 31, 1996, from $4,719,465 on December 31, 1995, representing a decrease of $1,399,073, or 30%. The principal contributing factors to the decrease are the repayment of notes payable of $300,000 and the repayment of the promissory notes payable to stockholders with conversion futures, which had a balance of $2,324,335 partially offset by increases in deferred revenue, accrued warranty costs, and accrued expenses. (See Note 4 to the financial statements and Liquidity and Capital Resources below).

Liquidity and Capital Resources
-------------------------------

            The following table presents a summary of the Company's cash flow for 1996 and 1995:


                                                1996           1995
                                            -----------    -----------
Net cash used in operating activities       $(2,282,971)   $(2,833,237)
Net cash used in investing activities          (228,663)      (708,917)
Net cash provided by financing activities     3,779,953      2,608,823
Net increase (decrease) in cash and cash    $ 1,268,319    $  (933,331)
equivalents

            The Company used cash of $2,282,971  in 1996 and  $2,833,237 in 1995 for operating activities. From its inception in October 1985 through December 31, 1996, the Company has incurred cumulative losses of $16,783,318, with a loss of $4,997,962 for the year ended December 31, 1996. The company's net loss in 1996 was due primarily to expenditures related to the factors referred to under the caption Results of Operations: 1996 Compared to 1995 above. Included in the net loss for 1996 were non-cash expenses totaling $2,006,626, which included (I) a write-down of capitalized software costs of $1,075,000; (ii) depreciation/amortization expenses of $513,153; and (iii) equity-related transactions totaling $229,686 of compensation expense recognized as a result of the issuance of stock in 1996 and the grant of stock options in 1994. Cash that was used to purchase items classified as current assets totaled $426,428 with accounts receivable increasing by $540,617, investment in inventories decreasing by $70,763, and prepaid expenses decreasing by $43,426. These uses of cash were offset by an increase in accounts payable and accrued expenses of $764,362, an increase in accrued warranty costs of $273,919, and an increase in deferred revenue of $180,110.

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

            On June 10, 1996, the Company commenced a Private Placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 such shares. Also, on June 27, 1996, the Company used $300,000 of the proceeds of the Series F Preferred Stock Private Placement to pay off the notes payable to related parties and on June 28, 1996, the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same party. These preferred shares were convertible into 1,879,837 shares of Common Stock and potentially convertible into as many as 2,590,650 shares of Common Stock had they not been redeemed (plus additional shares for any dividends which would have accrued).

            Each share of Series F Preferred Stock is also convertible into the Company's Common Stock, at a conversion price that is tied to the trading price of the Company's Common Stock at the time of conversion; provided, however, that for purposes of such conversion, a trading price that is less than $.45 per share, will be deemed to be $.45 and a trading price that is more than $1.00 per share will be deemed to be $1.00. On January 27, 1997, 55 Series AF convertible preferred shares were converted into 100,000 shares of common stock at a conversion price of $.55 a share. The conversion price was calculated as of September 30, 1996, the conversion request date.

            Upon payment of the $300,000 note and redemption of the Series A Convertible Preferred Stock, each of which was held by the same private investors, three members of the Company's board of directors (Stewart L. Krug, Lawrence W. Umstadter, and Timothy E. Mahoney) who were nominated by such private investors and served at their request, resigned from the board. The company filled the vacancies created by such resignations by appointing three new directors. (Bruce D. Barrington, John J. Chluski, and Philip P. Signore)

            While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support revenues greater than the levels achieved in 1996, and that income from operations should continue to progress throughout 1997, such that the net loss in 1997 should be less than the net loss in 1996.

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

            Notes to Consolidated Financial Statements                       F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             LASERGATE SYSTEMS, INC.
                                AND SUBSIDIARIES

                           December 31, 1996 and 1995

                                TABLE OF CONTENTS

                                                                            PAGE

Report of Independent Certified Public Accountants .......................  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995 .............  F-2

Consolidated Statement of Operations for the Years
  Ended December 31, 1996 and 1995 .......................................  F-3

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 1996 and 1995 .....................................  F-4

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1995 .......................................  F-5

Notes to Consolidated Financial Statements ...............................  F-7

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

                    Lasergate Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995
[PART 1 OF 2]

                                                                      Preferred Stock                   Common Stock
                                                                ----------------------------    ----------------------------


                                                                                   Par                             Par
                                                                   Shares          Value           Shares          Value
                                                                ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1994                                            36,364           1,091       2,913,680          87,412
                                                                ------------    ------------    ------------    ------------
Issuance of common stock at $7.00 a share and
  preferred stock at $5.00 per share in
  connection with GIS acquisition                                    111,800           3,353         109,333           3,279
Less: note receivable collateralized by preferred
  stock                                                                 --              --              --              --
Issuance of preferred stock in Private Placement at
  $10 per share less offering expenses of $215,024                   208,600           6,258            --              --
Grants of stock options for 1994 and 1995
  executive compensation                                                --              --              --              --
Conversion of preferred to common stock                              (28,600)           (858)        110,000           3,300
Issuance of preferred  stock for satisfaction of
  notes payable, related party                                        79,950           2,400            --              --
Exchange of preferred stock: Shares redeemed                         (36,364)         (1,091)
                             Shares issued                            16,000             480            --              --
Issuance of common stock under stock option plan                        --              --             2,000              60
Exercise of common stock put option                                     --              --           (10,000)           (300)
Net loss                                                                --              --              --              --
                                                                ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                                           387,750    $     11,633       3,125,013    $     93,751
                                                                ------------    ------------    ------------    ------------

Retirement of stock in settlement of acquisition
   obligations                                                      (111,800)         (3,355)       (109,333)         (3,279)
Issuance of Series E preferred stock                                 162,500           4,875            --              --
Issuance of Series F preferred stock                                   8,000             240            --              --
Redemption of preferred stock                                        (95,950)         (2,878)           --              --
Conversion of preferred to  common stock                            (342,500)        (10,275)      4,301,381         129,040
Issuance of common stock as compensation                                --              --            45,000           1,350
Grant of stock options for
    Executive compensation                                              --              --              --              --
Net loss                                                                --              --              --              --
                                                                ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1996                                             8,000             240       7,362,061         220,862
                                                                ============    ============    ============    ============

[PART 2 OF 2]

                                                                                    Common
                                                                                    Stock           Notes
                                                                   Additional       Subject         Receivables
                                                                   Paid-In          to Put          Stock-        Accumulated
                                                                   Capital          Option          holders         Deficit
                                                                 ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1994                                          9,258,563        (210,000)           --        (7,578,574)
                                                                 ------------    ------------    ------------    ------------
Issuance of common stock at $7.00 a share and
  preferred stock at $5.00 per share in
  connection with GIS acquisition                                   1,317,697            --              --              --
Less: note receivable collateralized by preferred
  stock                                                                  --              --          (559,000)           --
Issuance of preferred stock in Private Placement at
  $10 per share less offering expenses of $215,024                  1,864,718            --              --              --
Grants of stock options for 1994 and 1995
  executive compensation                                              937,250            --              --              --
Conversion of preferred to common stock                                (2,442)           --              --              --
Issuance of preferred  stock for satisfaction of
  notes payable, related party                                        757,106            --              --              --
Exchange of preferred stock: Shares redeemed
                             Shares issued                                611            --              --              --
Issuance of common stock under stock option plan                        1,940            --              --              --
Exercise of common stock put option                                   (69,700)         70,000            --              --
Net loss                                                                 --              --              --        (4,206,782)
                                                                 ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                                       $ 14,065,743    $   (140,000)   $   (559,000)   $(11,785,356)
                                                                 ------------    ------------    ------------    ------------

Retirement of stock in settlement of acquisition
   obligations                                                         22,609            --           559,000            --
Issuance of Series E preferred stock                                1,445,707            --              --              --
Issuance of Series F preferred stock                                5,172,260            --              --              --
Redemption of preferred stock                                        (997,121)           --              --              --
Conversion of preferred to  common stock                             (118,765)           --              --              --
Issuance of common stock as compensation                               40,836            --              --              --
Grant of stock options for
    Executive compensation                                            187,500            --              --              --
Net loss                                                                 --              --              --        (4,997,962)
                                                                 ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1996                                         19,818,769        (140,000)           --       (16,783,318)
                                                                 ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                                       1996           1995
                                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss                                                                        $(4,997,962)   $(4,206,782)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                    513,153        575,985
      Write down of capitalized software costs                                       1,075,000           --
      (Gain) loss in joint venture                                                      77,790        (48,060)
      Increase in allowance for doubtful accounts                                      110,997         19,000
      Obligations to issue options granted as                                             --          (75,000)
        compensation for services
      Compensation recognized from issuance  of stock and grand of stock options       229,686        562,250
      Decrease (increase) in:
         Accounts receivable, trade                                                   (540,617)      (305,782)
         Accounts receivable, related party                                               --         (199,359)
         Inventories                                                                    70,763       (115,022)
         Prepaid expenses                                                               43,426         53,028
         Other                                                                         (83,598)        87,025
      Increase (decrease) in:
         Accounts payable and accrued expenses                                         764,362        136,149
         Accrued warranty costs                                                        273,919         15,925
         Deferred revenue                                                              180,110        667,406
                                                                                   -----------    -----------
                        Net cash used in operating activities                       (2,282,971)    (2,833,237)
                                                                                   -----------    -----------


Cash flows from investing activities:
   Net additions to property, equipment, and software costs                           (228,663)      (121,772)
   Loans to GIS stockholders related to GIS acquisition                                   --         (559,000)
   Other acquisition costs                                                                --          (28,145)
                                                                                   -----------    -----------
                        Net cash used in investing activities                         (228,663)      (708,917)
                                                                                   -----------    -----------

Cash flows from financing activities:
   Proceeds from secondary public or private offering, net of                        6,623,082      1,870,976
     offering costs
   Proceeds from exercise of warrants/stock options                                       --            2,000
   Repurchase of common stock subject to put option                                       --          (70,000)
   Redemption of preferred stock                                                    (1,000,000)          --
   Settlement of acquisition obligations                                            (1,550,000)          --
   Proceeds from loans, other                                                           30,200         36,924
   Repayment of loans, other                                                           (23,329)       (90,077)
   Proceeds from loans, related parties                                                   --          859,000
   Repayment of loans, related parties                                                (300,000)          --
                                                                                                  -----------
                        Net cash provided by financing activities                    3,779,953      2,608,823
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 1,268,319       (933,331)
                                                                                   -----------    -----------

Cash and cash equivalents, beginning of year                                           656,506      1,589,837
                                                                                   -----------    -----------

Cash and cash equivalents, end of year                                             $ 1,924,825    $   656,506
                                                                                   ===========    ===========



        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                     Years ended December 31, 1996 and 1995


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:


                                                       Year ended December 31,
                                                     ---------------------------
                                                       1996                1995
                                                     -------             -------
Interest                                             $17,494             $31,155
Income taxes                                            --                  --

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

            The Company issued 79,950 shares of preferred stock in satisfaction of related party notes payable of $759,505.


1996:

            In March 1996, the Company settled its acquisition obligation with GIS (see Note 10) as follows:


Promissory notes payable, stockholders                                $2,324,335
Less:
            Cash payment                                               1,550,000
                                                                      ----------
            Accounts receivable canceled                                 199,359
            Note receivable canceled                                     559,000
            Retirement of common and preferred stock                      15,976
                                                                      ----------
                                                                      $     --
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

USE OF ESTIMATES IN FINANCIAL STATEMENTS

            In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates are a major factor in providing for warranty costs, doubtful accounts valuation of intangibles litigation, and certain taxes which are further described herein. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the financial statements.

CASH EQUIVALENTS

            The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE, NET

            Accounts receivable are reported net of allowance for doubtful accounts. At least quarterly, management reviews the collection status of its accounts and provides an appropriate allowance, if necessary. Based on these reviews, management believes that its accounts at December 31, 1996 and 1995 are reasonably stated.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995






NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            All development costs are capitalized once technological feasibility has been achieved on a product until the product is released for general sale, at which time, only the costs of development of significant additions to a product's features and functions are capitalized. Technological feasibility is determined on a project by project basis. For the software which the Company is reporting upon, technological feasibility is defined to be the creation of a working model which was created by December 1996. Thus, the Company's expenditures related to the development of its systems and software prior to December 1996, along with the cost to integrate GIS and Delta products with the Company's products in 1996 and 1995, have been expensed and included in development costs. No amounts have been capitalized by the Company during 1996 and 1995, except those recorded as a result of the GIS and Delta acquisitions, and approximately $25,000 during the fourth quarter of 1996 (See Note 7), since either the amounts qualifying for capitalization under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" once technological feasibility (as defined) has been achieved, have been insignificant or the customer specifically funded the development of the unique and discrete systems and software through the customer contract.

            During 1996, the Company decided to convert all of their products into one modular Windows(R) based product. Accordingly, the softwares carrying values were written down $1,075,000 to approximately $200,000, representing the software's estimated net realizable value. (See Note 7.) Amortization of system and software costs in 1996 and 1995, exclusive of the write down discussed above, was $167,523, and $283,333 and is included in Selling G & A expenses.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLES

            Intangibles which were recognized in connection with the Company's acquisition of GIS and Delta in 1995 and 1994, respectively, relate to systems and software costs (see above), non-competition agreements, customer list and support contracts, and goodwill. Such costs have been and are being amortized using the straight-line method over their respective estimated useful lives: systems and software costs (see above), non-competition agreements--three (3) years, customer list and support contracts--six (6) years, and goodwill--twenty
(20) years. Amortization expense (exclusive of software) for 1996 and 1995 was $232,156 and $231,745, and is included in selling, general and administrative expenses. Management reviews, at least on a quarterly basis, whether or not any impairment has occurred with respect to such acquired intangibles which could warrant an adjustment to the carrying values. Undiscounted cash flow projections associated with the acquired business is the primary focal point in the assessment and analysis for potential impairment. During 1996 and 1995, no impairment was identified exclusive of the write down of software costs discussed above.

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

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated full costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated full cost related to support and maintenance. The Company refined its procedures for capturing and reporting such information in 1996. This refinement affected the comparability of the information being reported. Thus, cost of revenues, development costs, and selling, general and administrative expenses were reclassified for 1995, using the same

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

basis as that used for 1996. The Company believes that the estimated full costs are reasonably stated and classified in all material respects.

            During 1996 and 1995, certain of the Company's contracts with customers afforded the Company the opportunity to develop products for their customers which were also new products for the Company not subject to exclusive arrangements with those customers. The resulting cost of those products is included in development costs versus cost of revenues along with other development costs related to enhancement of the Company's existing products during 1996 and 1995.

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

            Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation. For employee stock awards, as allowed by SFAS No. 123, the Company has elected to continue using the accounting method promulgated by the Accounting Principals Board Opinion No. 25. Accounting for Stock Issued to Employees to measure compensation. As a result, SFAS No. 123 proforma disclosures are required in these financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had an insignificant effect on the Company's financial statements (see Note 13).

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

            Since the second quarter of 1994, a number of significant events have had a material impact upon the Company's operating results and its current and future prospects. In addition to a change in control and a public offering of its securities, the changes included replacement of the majority of the Board of Directors during 1996 and over the course of 1995 and 1996 all of the Company's senior executives, including the President/CEO (October 1994) as well as most of its other personnel. They also included two acquisitions (Delta and GIS Systems Limited Partnership (GIS)) with a combined customer base of over 200 sites, and various product integration and development efforts.

            These changes required more than two years of sustained effort and substantial amounts of capital. At the beginning of 1996, the Company had very little working capital. This situation grew worse during the first half of the year, resulting in shipments to customers falling behind schedule because orders for their product were not placed with vendors, in that the Company had utilized all credit extended to it by its vendors. Given these circumstances, the Company undertook two private placements of convertible preferred stock during that time period, for which the Company received a combined total of $6,623,082, net of commissions and offering expenses. That capital infusion allowed the Company to initiate two basic programs designed to move the Company toward profitability. First was development of a new modular product (Admits) allowing the product to be customized more easily and installed more efficiently. Second committing additional funds to marketing efforts, including a doubling of the sales force aimed at substantially increasing revenues and potentially moving the Company beyond the break-even point and towards profitability in the future.

            The development effort was immediately focused upon the general admission product since it would most likely yield the fastest and largest payback. The core of the product was developed earlier than planned and was in Beta testing by November 1996. The experience of the development team and the ability to forego the creation of a detailed program design by utilizing the software programs of legacy products as a production plan accelerated development. With the Company's efforts to satisfy new and existing customer demands for programming changes to the Delta and GIS products (see discussion of warranty costs and warranty liability in Note 2 of the financial statements), required keeping a substantial portion of the Company's resources dedicated to the legacy products in all areas: development, installation, customer support, training, documentation, and marketing. However, the Company kept the general admission development effort on schedule. At the present time, management believes the Company will have the new Admits general admission product available for general release by June 1997.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995






NOTE 3 - OPERATIONAL AND FUNDING MATTERS (CONTINUED)

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

            The Company continues to incur net losses and negative cash flows. However, management still expects to realize the carrying value of goodwill ($2,382,705 at December 31, 1996) through the receipt of future cash flows (undiscounted). The elements of goodwill still remain. These are the value of the acquired market share, market acceptance, product name, proprietary knowledge, and industry expertise which the Company has acquired and has substantially maintained. Management's last quarterly review of intangibles indicated no new events which would necessitate changes to the carrying values or useful lives of any intangible assets.

NOTE 4 - ACQUISITION OF BUSINESSES

            On February 15, 1995, effective January 1, 1995 (the date control transferred), the Company acquired substantially all of the assets of GIS Systems Limited Partnership ("GIS"). The purchase price for the acquisition was valued at approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's common stock valued at $765,331, 111,800 shares of the Company's Series B Preferred Stock valued at $559,000, the Company's promissory note in the principal amount of $591,000 (see Note 9) and the Company's promissory note in the principal amount of $1,733,335 (see Note 9). In addition, the Company agreed to assume certain liabilities of GIS (aggregating $45,718) and loaned GIS $559,000 (see paragraph below). Direct

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 4 - ACQUISITION OF BUSINESSES (CONTINUED)

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

            The loan of $559,000 to GIS evidenced by a promissory note was secured by the 111,800 shares of the Company's Series B Preferred Stock and was due March 31, 1996. The sellers had the option of returning preferred stock if the assignable call provision of $5.00 per share was not exercised. Accordingly, the note receivable was presented as a reduction of stockholders' equity.

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
                                                        -----------
                                                        $ 3,731,410
                                                        ===========

            On December 22, 1994, Lasergate Systems Canada Company a wholly-owned subsidiary of the Company, acquired the capital stock of Delta
Information Services, Inc., a Canadian company ("Delta") for aggregate consideration of $1,200,000. The purchase price consisted of cash of $500,000 and a promissory note of $700,000, convertible into 100,000 unregistered shares of the Company's Common Stock valued at $7.00 per share. The Common Stock valuation reflected the agreed-upon price between the buyer and seller and was also determined by the Board of Directors after giving effect to such factors as the restrictions on resale and the size of the block of Common Stock. The promissory note was immediately converted into Comon Stock in December 1994. In addition, the Company incurred approximately $46,919 in direct acquisition costs (principally legal and accounting fees). At the date of acquisition, Delta had no tangible assets nor liabilities that were transferred to or assumed by the Company. However, the Delta product was a well-known general admission ticketing system within the ski industry and the technical "know-how" included in the product was considered relatively valuable.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 4 - ACQUISITION OF BUSINESSES (CONTINUED)

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
                                                                      ----------
                                                                      $1,246,919
                                                                      ==========

            In connection with the acquisition of Delta, the sellers were granted a put option to sell to the Company up to 10,000 of the shares of the Company's common stock at $7.00 per share each year for the next three years. The put option which had an aggregate value of $210,000 has been classified as common stock subject to put options in the consolidated balance sheets and represents the amount the Company would be required to pay if all the put options were exercised. During 1995, 10,000 options were exercised resulting in $70,000 of common stock (10,000 shares) being retired, leaving a remaining balance subject to put options at December 31, 1995, of $140,000. During 1996, an additional 10,000 options were presented by the option holders in order to exercise them. However, the Company did not allow them to be exercised due to a disagreement with the sellers regarding the stock purchase agreement. (See Note 12.)

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
                                                      ========          ========

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 6 - PROPERTY AND EQUIPMENT

            Property and equipment as of December 31, consist of the following:


                                                         1996             1995
                                                       --------         --------

           Furniture and equipment                     $507,311         $357,346
           Purchased software                            19,244           12,231
           Test equipment                                52,902           49,812
                                                       --------         --------
                                                        579,457          419,389
           Less accumulated depreciation                275,433          172,821
                                                                        --------
                                                       $304,024         $246,568
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

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 7 - SYSTEMS AND SOFTWARE COSTS (CONTINUED)


            Because of the recent strategic decision described above, the Company reviewed the valuation of the current software cost (pre-write-down amortized balance of $1,275,000 at June 30, 1996) in accordance with the net realizable value determination provisions under SFAS No. 86 Computer Software to be Sold, Leased, or Otherwise Marketed. As a result, a write-down of $1,075,000 has been made to the software's carrying value. The software's estimated net realizable value as adjusted of $200,000 at June 30, 1996, principally relates to the Company's engineers' estimate of the recoverable value of the current products proven program and product design, which will be incorporated into the new product concept and is expected to be fully realized (recoverable) through future revenues.

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

            At December 31, 1995, the balance sheet reflects "common stock subject to put options" of $140,000. This obligation is further described in
Note 4 as it pertains to the Company's acquisition of Delta

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


                                                 December 31,
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

            The Company's computed effective tax rate differs from the Federal statutory tax rate as follows:


                                                                  1996     1995
                                                                  ----     ----

Federal statutory rate                                             34 %     34 %
Effect of net operating losses (NOL) or NOL carry forward         (34)%    (34)%
Effective tax rate, after the effect of NOL                         0 %      0 %

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

            The Company leases its office and warehouse facilities as well as some office equipment under operating leases.

            Future minimum payments under these operating leases are as follows:


                       1997                      148,564
                       1998                      187,573
                       1999                       64,270
                       2000                        7,026
                       2001                         --
                                                --------
                                                $407,433
                                                ========

            Total lease payments for the years ended December 31, 1996 and 1995 were $144,569 and $89,027, respectively.

LEGAL PROCEEDINGS

            On June 15, 1995, the Company's founder and former President and Chief Executive Officer, Donald Turner, has commenced an action against the Company in the Circuit Court for Pinellas County, Florida, Civil Division. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages which in the aggregate could exceed $1,000,000. The Company believes Mr. Turner's suit is without merit and intends to continue vigorously defending the action.

            In January 1997, Derek Betty and James Potter instituted actions against the Company arising pursuant to agreements entered into at the time of the sale of Delta Information Services, Inc. ("Delta") to the Company.
 The first action is entitled Derek Betty v. Lasergate Systems, Inc. (the "Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ( the "Potter Action"). Both actions are pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleges that the Company has failed to return shares of the Company's stock which are being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleges a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action seeks damages in an amount in excess of $15,000, which is the jurisdiction amount, but it is anticipated that damages could be in excess of $25,000. The Potter Action also alleges a breach of the Registration Rights and Put Option Agreement. Moreover, the Potter Action includes allegations concerning James Potter's Consulting Agreement with the Company and a Non-Compete Agreement. The Potter Action seeks a declaratory judgment determining that the Company and 1103065 Ontario Inc ("Ontario") are in material breach of the Non-Compete Agreement and that Potter is relieved of all obligations to perform under the Non-Compete Agreement. The Company has moved to dismiss both actions and to compel arbitration pursuant to an arbitration provision in the Stock Purchase Agreement relating to the acquisition of Delta. A

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

hearing on the motion in the Potter Action is scheduled for April 1, 1997, and a hearing on the motion in the Betty Action is scheduled for May 2, 1997. The Company intends to vigorously defend both actions.

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

                                                            Series of Preferred Stock
                                   ---------------------------------------------------------------------------
                                        A            B            C            D            E            F
                                   ----------   ----------   ----------   ----------   ----------   ----------
Total Authorized shares
   December 31, 1996                  200,000      230,000      350,000      350,000        8,000    1,138,000

Outstanding shares
   December 31, 1996                     --           --           --           --          8,000        8,000
   December 31, 1995                   95,950      111,800      180,000         --           --        387,750

Outstanding share amounts
   December 31, 1996                     --           --           --           --            240          240
   December 31, 1995               $    2,879   $    3,354   $    5,400         --           --     $   11,633

            All series contain specific provisions as to conversion into shares of common stock and liquidation values. The shares are nonvoting and, except for Series A, participate equally as to dividends declared with the Company's common stock. The Series A Preferred Stock bears a cumulative dividend at an annual rate of 8% of its liquidation value ($959,500). None of the preferred stock above have or had mandatory redeemable provisions.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

            The 95,950 Series A Shares issued were convertible into fully paid and nonassessable shares of the Corporation's Common Stock, upon the terms hereinafter set forth at the rate (the "conversion Rate") of one share of Common Stock for each Conversion Factor Dollar Amount (as defined below) of Liquidation Value represented by the shares of Series A Preferred Stock being converted. The per share Liquidation Value was equal to $10.00 plus any accrued and unpaid dividends on such share, subject to reduction if thereafter paid. The Conversion Factor Dollar Amount was the lesser of (i) 70% of the average of the closing bid prices of the Corporation's Common Stock as quoted on NASDAQ for the five trading days immediately preceding conversion, (ii) 70% of the average of the closing bid prices of the Corporation's Common Stock as quoted on NASDAQ for the five trading days of June 26, 1995 through June 30, 1995, and (iii) the lowest price at which shares of Common Stock were sold to third party investors during the period from July 1, 1995 to June 30, 1996.

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

            For   discussion   of  Series  E  and  F  shares  see   Issuance  of
Stock--Private Placements.

ISSUANCE OF COMMON STOCK FOR SERVICES

            In June 1996, the Company issued 45,000 shares of restricted common stock to non-employee directors as compensation for past services as directors. Compensation for the services totaled approximately $42,000 based upon the market value of the Company's common stock which approximated the value of services rendered.

ISSUANCE OF STOCK--PRIVATE PLACEMENTS

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

            On June 10, 1996, the Company commenced a private placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock. Each Series F share has a face value of $1,000, and is convertible into shares of common stock after August 7, 1996, at, generally, the average market price for the five trading days preceding conversion. However, for any conversion effected on or after June 6, 1997, but prior to June 6, 1998, the conversion price shall be 96% of such average market price, and on or after June 6, 1998, the conversion price shall be 94% of

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

such average market price, but if such average market price is more than $1.00, the conversion price will be $1.00, and one preferred share will convert into 1,000 shares of common stock; and if such average market price is less than $0.45, the conversion price will be $0.45, and one preferred share will convert into 2,222 shares of common stock. Thus, the 8,000 Series F shares are convertible into between 8,000,000 and 17,777,778 shares of common stock. The entire Series F is redeemable at the price of $1.00 per share any time on or after June 7, 1999 at the Company's option upon giving 30 days notice to the holders of the Series F Preferred Stock. Series F shares have a liquidation value of $1,000 per share. On January 27, 1997, 55 Series F convertible preferred shares were converted into 100,000 shares of common stock at a conversion price of $0.55 a share. The conversion price was calculated as of September 30, 1996, the conversion request date.

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

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

inducement for them to join the Board in addition to the automatic grants of 5,000 options each. Their options are exercisable for 10 years at exercise prices ranging from $0.425 to $0.65625 and were immediately vested.

NON-QUALIFIED STOCK OPTIONS

            In October 1994, the Board of Directors authorized the grant of 375,000 non-qualified stock options at an exercise price of $2.00 per share were granted to the Company's President and Chief Executive Officer in connection with a three year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exercisable since their issuance was not contingent on future services as are the remaining 250,000 options. Accordingly, compensation expense of $375,000 representing the difference between the fair value of $5.00 per share (determined by the Board of Directors considering various factors as restrictions, etc.) and the exercise price, was recorded in the consolidated statement of operations for 1994. In addition, the corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet as of December 31, 1994. Of the remaining balance of 250,000 options, 125,000 options vested on October 31, 1995 and 125,000 options vested on October 31, 1996. In accordance with accounting provisions of APB No. 25, the Company recorded compensation expense in 1995 of $562,500 and $187,500 in 1996.

            The Company granted options to purchase 120,000 shares of common stock to an executive officer for services rendered during 1996. These options vested on October 31, 1996. This consisted of an option to purchase 20,000 shares at an exercise price of $2.00 which is exercisable through December 31, 1997 and an option to purchase 100,000 shares at an exercise price of $0.66 which is exercisable until the later of: a) December 31, 1997 or; b) one year after registration of the underlying stock (the underlying stock has not been registered as of March 31, 1997).

            A summary of the status of the Company's outstanding stock options as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:


                                                                Weighted Average
                                               Shares            Exercise Price
                                               ------            --------------

Options outstanding, December 31, 1994          428,300              $ 1.88

Options granted                                  15,000              $ 2.76

Options canceled or forfeited                  (29,800)              $ 1.09
                                               --------             -------

Options outstanding, December 31, 1995          413,500              $ 1.97

Options granted                                 205,000              $  .78

Options canceled or forfeited                   (17,500)             $ 1.00


Options outstanding, December 31, 1996          601,000              $ 1.59
                                               ========             =======

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

            The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                          Weighted Average    Weighted
                             Range of         Number     Remaining Contract   Average
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

            The Company has adopted only the disclosure  provisions of Financial
Accounting Standard No. 123 A Accounting of Stock-Based Compensation, as it relates to employment awards. It applies APB Opinion No. 25, A Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for wards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss per common share would be increased to the pro forma amounts indicated below for the years ended December 31:


                                                        1996              1995
                                                       ------            ------

Net loss                  As reported                $4,997,562       $4,206,782
                          Pro forma (unaudited)      $5,092,962       $4,221,782

Loss per common share     As reported                $      .82       $     1.39
                          Pro forma (unaudited)      $      .84       $     1.39

            The fair  value of each  option  grant is  estimated  on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively, no dividend yield for all years, expected volatility of approximately 112%; rick-free interest rates of approximately 6.0%, and expected lives of approximately 2.5 years. The Company's common stock activity has had an extremely volatile history since and including 1994. Because of the insignificant effect on the pro forma amounts presented above, the Company has elected not to attempt to adjust (lower) the volatility factor used. Such adjustment would account for the various factors or conditions that probably impacted the Company's common stock prices and which are possibly non-recurring. Such an adjustment which would lower the volatility factor used would further reduce the calculated fair value of the options.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

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

            In connection with the private placement of Series F Convertible Preferred Stock completed in June 1996, the Company issued 500,000 warrants to the placement agent. These warrants expire on September 30, 2001, and entitle the holder to purchase one share of the Company's common stock at an exercise price of the lower of $1.00 or the average conversion price of the Series F Convertible Preferred Stock (currently $0.55).

            The estimated fair value of these warrants for the placement agent services rendered, based on SFAS No. 123 provisions is approximately $190,000, determined by using a binomial option-pricing model with assumed volatility of 122%, risk-free rate of 6.0%, and expected holding period of three years. For financial statement purposes, the value of the services (compensation) is reflected as a reduction to the proceeds received from the related private placement and, accordingly, a reduction to paid-in capital. In addition, the value assigned to the warrants is reflected as an addition to paid-in capital (Stockholders' Equity). Because the reduction and increase to paid-in capital are offsetting amounts of $190,000, the Company has chosen not to reflect them separately in the Statement of Stockholders' Equity.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995






NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

            A summary of the status of the Company's outstanding warrants as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:


                                                                Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------

Warrants outstanding, December 31, 1994            2,121,067       $   5.90
Warrants granted                                        --              --
Warrants canceled or forfeited                          --              --
Warrants outstanding, December 31, 1995            2,121,067       $   5.90

Warrants granted                                     500,000       $    .55
Warrants canceled or forfeited                          --              --
Warrants outstanding, December 31, 1996            2,621,067       $   4.88


The following table summarizes information concerning currently outstanding and exercisable warrants:

                                                          Weighted Average    Weighted
                             Range of         Number     Remaining Contract   Average
                         Exercise Prices   Outstanding      Life (Years)      Exercise
                         ---------------   -----------      ------------      --------
Outstanding Warrants:
                              $0.55           500,000          4.5            $ 0.55
                           $3.75-$5.50      1,845,067          2.8            $ 5.50
                              $9.08           276,000          2.8            $ 9.08
Exercisable Warrants:
                              $0.55           500,000          4.5            $ 0.55
                           $3.75-$5.50      1,845,067          2.8            $ 5.50
                              $9.08           276,000          2.8            $ 9.08


                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 14 - SALES TO MAJOR CUSTOMERS

            In 1996, one customer, Bayindir Insaat Turizm Ticare (a large, indoor amusement park in Istanbul, Turkey) represented 12% of revenues.

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

NOTE 16 - RELATED PARTY TRANSACTIONS

            During 1996, the Company made a cash payment of $14,000 to an outside Director of the Company for extensive business consulting services. The Company also paid approximately $20,000 to a vendor in which another outside Director has a financial interest for programming services.

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

            BRUCE D. BARRINGTON has been a member of the Board of Directors of the Company since November 1, 1996 and has also served since that time as the Company's Chief Technology Advisor, a capacity in which he is able to contribute to the direction of the Company's products. Since 1982, Mr. Barrington has served as the Chairman and CEO of Top Speed Corporation (formerly Clarion Software Corporation and prior thereto Barrington Systems, Inc.), a software company which develops and markets a sophisticated line of software development tools aimed at the Windows(R) environment. Mr. Barrington founded Top Speed Corporation in 1982. From 1980 to 1983 Mr. Barrington served as a Director of HBO & Company, a publicly-held software solutions provider to the health care industry which he co-founded in 1973. From 1973 to 1980, Mr. Barrington served as Vice President of Research & Development for HBO & Company. Previously, Mr.
Barrington was employed as a Manager of Hospital Systems Development for McDonnel Douglas Automation Company from 1967 to 1973 and as a Systems Analyst for Caterpillar Tractor Company from 1965 to 1967.

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

            FRANK W. SWACKER has been a member of the Board of Directors of the Company since May 3, 1995. Mr. Swacker has been engaged in the practice of law for the past 46 years, more than the last five of such years as a sole practitioner under the name of Swacker & Associates, P.C. Between 1968 and 1978, he was the International Counsel for Allis-Chalmers Corporation in Milwaukee, Wisconsin. Mr. Swacker has published articles focusing on international foreign trade and the financial, antitrust and cross-cultural aspects of transnational business and is the lead author of the 1996 two volume work entitled "World Trade Without Barriers," a comprehensive treatise on the World Trade Organization and dispute resolution. Additionally, he has advised the United States House of Representatives on international trade treaties and has served as Special Assistant Deputy Attorney General for the State of New York. Since 1960, Mr. Swacker has been a member of the National Panel of Arbitrators of the American Arbitration Association.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Securities and Exchange Act of 1934, as amended (the "1934") to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and NASDAQ, and to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16 (a) filing requirements applicable to such officers, directors and owners of over 10% of the Company's equity securities registered under the 1934 Act, during the year ended December 31, 1996, have been complied with except as follows: Bruce D. Barrington (a current Director of the Company) and John J. Chluski (a current Director of the Company) were each inadvertently late in filing a report upon becoming a Director and in filing a report of transactions; Philip P. Signore (a current Officer and Director of the Company) was inadvertently late in filing a report upon becoming an officer of the Company; and Frank W. Swacker (a current Director of the Company) and Jacqueline
E. Soechtig (a current Officer and Director of the Company) were each inadvertently late in filing reports of transactions. Fred Maglione (a former officer of the Company) was inadvertently late in filing a report upon the termination of his employment with the Company. To the Company's knowledge, John
P. Warnick (a former officer of the Company) did not file a report upon the termination of his employment with the Company.

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

ITEM 10.   EXECUTIVE COMPENSATION

            The following table sets forth certain summary information concerning compensation with respect to each person who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1996 and each of the Company's executive officers whose total cash compensation for the year ended December 31, 1996 exceeded $100,000:


                                                        AWARDS
                                                        ------
                                                                      PAYOUTS
                                                                      -------
                                                       SECURITIES
       NAME AND                                        UNDERLYING    ALL OTHER
  PRINCIPAL POSITION       YEAR   SALARY $   BONUS $   OPTIONS(#)  COMPENSATION
  ------------------       ----   --------   -------   ---------   ------------

Jacqueline E. Soechtig(1)  1996   220,000    100,000      --           --
  President and Chief      1995   220,000     20,170      --           --
  Executive Officer        1994    54,347              375,000         --

Glenn W. Phillips(2)       1996   130,950     50,000      --           --
  Vice President -         1995      --         --        --           --
  Sales & Marketing        1994      --         --        --           --

James H. Moore, Jr.(3)     1996   100,000     50,000      --           --
  Vice President -         1995   100,000       --        --           --
  Operations, Assistant    1994      --         --        --           --
    Secretary

--------------
(1) Ms. Soechtig has been employed by the Company since October 31, 1994. Ms. Soechtig's annual salary is currently $220,000. During the year ended December 31, 1994, Ms. Soechtig was awarded stock options to purchase 375,000 shares of Common Stock, all of which are presently exercisable. In addition, a $20,170 bonus payable in 1994 upon Ms. Soechtig's employment with the Company was paid during 1995.
(2) Mr. Phillips has been employed by the Company since January, 1996. Mr. Phillips= annual salary is currently $150,000. During the year ended December 31, 1996, Mr. Phillips was awarded a bonus of $50,000.
(3) Mr. Moore has been employed by the Company since January, 1995. Mr. Moore's annual salary is currently $100,000. During the year ended December 31, 1996, Mr. Moore was awarded a bonus of $50,000.

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

                                                       NUMBER OF                    VALUE OF
                                                 SECURITIES UNDERLYING             UNEXERCISED
                                                      UNEXERCISED                 IN-THE-MONEY
                                       VALUE         OPTIONS/SARS                 OPTIONS/SARS
                                     REALIZED        AT FY-END (#)                AT FY-END ($)
NAME              ON EXERCISE (#)     ($)(1)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----              ---------------     ------   -------------------------    -------------------------
Jacqueline E.         --                --             375,000/0                       0/0
Soechtig

----------------
(1) Represents the closing bid price on the National Association of Securities Dealers Automated Quotation System of the underlying shares of Common Stock on the date of exercise less the option exercise price.


EMPLOYMENT AGREEMENT

            Jacqueline E. Soechtig, President and Chief Executive Officer of the Company, is a party to an employment agreement with the Company, which commenced on October 31, 1994 for a term of three years. Ms. Soechtig's base salary for the entire three-year term is $220,000 per annum. The agreement also provided for incentive compensation in the form of bonuses that were paid in the amounts of and $100,000 for 1995 and 1996, respectively. Pursuant to the agreement and as a signing bonus, Ms. Soechtig was paid $20,170 and was granted ten-year stock options to purchase 375,000 shares of Common Stock, which are all presently exercisable at an exercise price of $2.00 per share. Ms. Soechtig was granted certain registration rights with respect to the shares of Common Stock underlying all of such options. The fair value of the 375,000 shares of Common Stock underlying Ms. Soechtig's options was determined by the Board of Directors to be $5.00 per share at the time of the option grant considering various factors such as restrictions placed on the underlying shares and their lack of liquidity, as well as their quoted market price on October 31, 1994 of $13.50 per share. On July 30, 1997, the Board of Directors, unanimously approved a resolution (with Ms. Soechtig abstaining) authorizing an amendment to the employment agreement which extends the term of the agreement to October 31, 2000 and increases her base salary to $235,000.

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

                                                                          AMOUNT OF              PERCENT OF
                                                                      PRESENTLY ISSUED        PRESENTLY ISSUED
                                                                       AND OUTSTANDING        AND OUTSTANDING
                                                                      COMMON STOCK PLUS      COMMON STOCK PLUS
                                                                        COMMON STOCK            COMMON STOCK
                                   AMOUNT AND        PERCENT OF         ISSUABLE UPON          ISSUABLE UPON
                                     NATURE       PRESENTLY ISSUED      CONVERSION OF          CONVERSION OF
     NAME AND ADDRESS             OF BENEFICIAL   AND OUTSTANDING        OUTSTANDING            OUTSTANDING
   OF BENEFICIAL OWNER            OWNERSHIP(1)      COMMON STOCK      PREFERRED SHARES      PREFERRED SHARES (2)
   -------------------            ------------      ------------      ----------------      --------------------
Jacqueline E. Soechtig               398,500(3)         5.2%                398,500(3)               *
c/o Lasergate Systems, Inc.
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34621

Bruce D. Barrington                   92,500(4)(5)      1.2%                 92,500(4)(5)            *
c/o Lasergate Systems, Inc
28050 U.S. 19 Highway North
Suite 502
Clearwater, FL 34621

John J. Chluski                       95,827(4)         1.3%                 95,827(4)               *
c/o Lasergate Systems, Inc
28050 U.s. 19 Highway North
Suite 502
Clearwater, FL 34621

Frank W. Swacker                      52,500(6)          *                   52,500(6)               *
c/o Lasergate Systems, Inc
28050 U.s. 19 Highway North
Suite 502
Clearwater, FL 34621

Eric T. Jager                        176,500(7)         2.4                 176,500(7)               *
c/o Lasergate Systems, Inc
28050 U.s. 19 Highway North
Suite 502
Clearwater, FL 34621

James H. Moore                            16             *                       16                  *
c/o Lasergate Systems, Inc
28050 U.s. 19 Highway North
Suite 502
Clearwater, FL 34621

Glenn W. Phillips                          *             *                        *                  *
c/o Lasergate Systems, Inc
28050 U.s. 19 Highway North
Suite 502
Clearwater, FL 34621


                                                                          AMOUNT OF              PERCENT OF
                                                                      PRESENTLY ISSUED        PRESENTLY ISSUED
                                                                       AND OUTSTANDING        AND OUTSTANDING
                                                                      COMMON STOCK PLUS      COMMON STOCK PLUS
                                                                        COMMON STOCK            COMMON STOCK
                                   AMOUNT AND        PERCENT OF         ISSUABLE UPON          ISSUABLE UPON
                                     NATURE       PRESENTLY ISSUED      CONVERSION OF          CONVERSION OF
     NAME AND ADDRESS             OF BENEFICIAL   AND OUTSTANDING        OUTSTANDING            OUTSTANDING
   OF BENEFICIAL OWNER            OWNERSHIP(1)      COMMON STOCK      PREFERRED SHARES      PREFERRED SHARES (2)
   -------------------            ------------      ------------      ----------------      --------------------

Philip P. Signore                          *             *                        *                  *
c/o Lasergate Systems, Inc
28050 U.s. 19 Highway North
Suite 502
Clearwater, FL 34621

RBB Bank, AG                         100,000            1.3              50,411,105                  87.1%
Burgring 16
8010 Graz
Austria

All Directors and Executive          815,827(8)        10.3%                815,827(7)                1.4%
Officers of the Company as a
group (10 persons)

-------------------
*     LESS THAN 1%.
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Assumes full conversion of (i) the Company's Series F Convertible Preferred Stock (the "Series F Preferred Stock") into a total of 17,755,556 shares of Common Stock based upon conversions already effected plus conversion of the remaining outstanding Series F Convertible Preferred Stock, assuming they were converted on August 26, 1997 at a price of $.45 per share of Common Stock and (ii) the Company's Series G Convertible Preferred Stock into a total of 32,655,549 shares of Common Stock. Pursuant to its agreement with RBB Bank, AG ("RBB"), the Company will redeem the shares of Series F Preferred Stock, at which time RBB would have the right to acquire 81.4% of the Company's Common Stock.
(3) Includes 375,000 shares of Common Stock which Ms. Soechtig has the right to acquire pursuant to presently exercisable stock options.
(4) Includes 42,500 shares of Common Stock which each of Messrs. Barrington and Chluski has the right to acquire pursuant to presently exercisable stock options.
(5) Includes 50,000 shares of Common Stock owned by a Trust of which Mr. Barrington acts as trustee.
(6) Includes 47,500 shares of Common Stock which Mr. Swacker has the right to acquire pursuant to presently exercisable stock options.
(7) Includes (i) 124,000 shares of Common Stock owned by a mutual fund which Mr. Jager manages and with respect to which Mr. Jager has voting power,
      (ii) 10,000 shares of Common Stock owned by Mr. Jager's wife as to which Mr. Jager disclaims beneficial ownership, and (iii) 42,500 shares of common stock which Mr. Jager has the right to acquire pursuant to presently exercisable stock options.
(8) Includes shares of Common Stock which such Directors and Executive Officers have the right to acquire pursuant to presently exercisable stock options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock to RBB for $7,500,000. Each share of Series G Preferred Stock is convertible into 4,354 shares of Common Stock. Prior to the transaction, RBB was the beneficial owner of 7,945 shares of Series F Preferred Stock and 100,000 shares of Common Stock. Pursuant to the transaction, the Company will redeem RBB's Series F Preferred Stock for $6 million.

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

4.4 Form of Registration Rights Agreement with Respect to the Purchase of Shares of Series F Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1995).

10.1 Lease, dated as of February 20, 1995, between the Company and 28050 Corporate Square Associates, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10- K, File No. 0-15873, for the year ended December 31, 1994).

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

10.11 Letter Agreement among the Company, GIS Systems Limited Partnership, Nicholas Flaskay, and Fred Maglione (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10- KSB, File No. 0-15873, for the year ended December 31, 1995).

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

--------------------
* Filed herewith.

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

                                                  Date: November 5, 1997