Form 10QSB
period 1997-09-30
LASERGATE SYSTEMS INC
filed 1997-11-14
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

               28050 US 19 N, Suite 502, Clearwater, Florida 34761
               ---------------------------------------------------
               (Address of principal executive office) (Zip Code)

                    Issuer's telephone number: (813) 725-0882



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class                                           Outstanding at November 12, 1997
-----                                           --------------------------------

Common stock $0.03 par value                               7,462,061

Transitional Small Business Disclosure Format (check one)

Yes [_]  No [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

Part I.             FINANCIAL INFORMATION                                   PAGE

        Item 1.     Consolidated Financial Statements                         3

                    Consolidated Balance Sheets as of September  30, 1997     3
                    (unaudited) and December 31, 1996

                    Consolidated Statements of Operations                     4
                    (unaudited) for the three months and nine months ended September 30, 1997 and 1996

                    Consolidated Statements of Cash Flows                     5
                    (unaudited) for the nine  months ended
                    September 30, 1997 and 1996

                    Notes to Financial Statements (unaudited)                 6

        Item 2.     Management's Discussion and Analysis or Plan             11
                    of Operation

Part II.            OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K                         15

        Signature                                                            16

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                   September 30,   December 31,
                                                                                       1997            1996
                                                                                   ------------    ------------
                                                                                   (Unaudited)
Current assets
      Cash and cash equivalents                                                    $    239,672    $  1,924,825
      Accounts receivable, net of allowance for
        doubtful accounts of $161,980 and $147,124                                      528,214         868,931
      Inventories                                                                       148,572         254,901
      Prepaid expenses                                                                   57,839          40,966
                                                                                   ------------    ------------
            Total current assets                                                      3,089,623         974,297

Property and equipment, net                                                             309,344         304,024
Note receivable-trade                                                                   153,910            --
Systems and software costs, net of amortization of $1,581,427
   and $1,525,856                                                                       445,612         242,739
Goodwill, net of amortization of $365,310 and $265,568                                2,282,963       2,382,705
Customer lists and support contracts, net of amortization of
   $425,000 and $141,667                                                                   --           283,333
Other assets, net                                                                        10,733         134,521
                                                                                   ------------    ------------

Total Assets                                                                       $  4,176,859    $  6,436,945
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable, bank:                                                               24,888          28,628
      Accounts payable, trade                                                           655,073         542,671
      Deferred revenues                                                               1,100,640         909,516
      Accrued product costs                                                             546,697         570,919
      Accrued expenses                                                                  774,866       1,128,658
           Total current liabilities                                                  3,102,164       3,180,392
Common stock subject to put options                                                     140,000         140,000
                                                                                   ------------    ------------

Total liabilities                                                                     3,242,164       3,320,392

Stockholders' equity:
      Preferred stock, $.03 par value,  2,000,000 shares  authorized,
           7,945 and 8,000 shares issued and outstanding at
           September 30, 1997 and December 31, 1996,  respectively                          238             240
      Common stock, $.03 par value, 20,000,000 shares authorized,
           7,462,061 and 7,362,061 issued and outstanding at
           September 30, 1997 and December 31, 1996,  respectively                      223,862         220,862
      Additional paid-in capital                                                     19,815,771      19,818,769
      Less:  Common stock, $.03 par value, 20,000 shares
           at September 30, 1997 and December 31, 1996, respectively,
           subject to put options                                                      (140,000)       (140,000)
      Accumulated deficit                                                           (18,965,176)    (16,783,318)
                                                                                   ------------    ------------
           Total stockholders' equity                                                   934,695       3,116,553
                                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                                         $  4,176,859    $  6,436,945
                                                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                --------------------------------   -------------------------------
                                                         1997           1996           1997           1996
                                                     -----------    -----------    -----------    -----------
Revenues                                             $ 1,042,114    $ 1,005,860    $ 3,346,578    $ 3,575,790

Operating expenses:

           Cost of Revenues                              735,349        481,203      2,536,414      2,273,254
           Development                                   106,578        150,821        316,264        312,884
           Selling, general and administrative
           (Including write-down of intangibles of
           $1,075,000 in June 1996 and $285,000
           in September 1997)                          1,040,877        946,694      2,704,792      4,674,753
                                                     -----------    -----------    -----------    -----------

                      Operating Loss                    (840,690)      (572,858)    (2,210,892)    (3,685,101)

Other income (expense)                                    10,509         36,965         29,034         (4,003)
                                                     -----------    -----------    -----------    -----------

                     Net loss                        ($  830,181)   ($  535,893)   ($2,181,858)   ($3,689,104)
                                                     ===========    ===========    ===========    ===========

Net loss per common share                            ($      .11)   ($     0.07)   ($      .29)   ($     0.65)
                                                     ===========    ===========    ===========    ===========

Weighted Average Common Stock Outstanding              7,462,061      7,428,274      7,452,537      5,656,674
                                                     ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Nine Months Ended
                                                                 -----------------
                                                            September 30,  September 30,
                                                                1997           1996
                                                            -------------  -------------
Cash flows from operating activities:

Net loss                                                    ($2,181,858)   ($3,689,104)
       Adjustments to reconcile net loss
          to cash used in operating activities:
      Depreciation, write-down  and amortization                568,803      1,490,775
      Increase in provision for doubtful accounts                14,856         57,644
      Stock-based compensation                                     --          244,988
      Decrease (increase) in:
          Accounts receivable, trade                            325,861       (551,520)
          Inventories                                           106,329        232,744
          Prepaid expense                                       (16,873)        55,425
          Other current assets                                  102,538        (87,375)
          Other assets                                             --           77,790
      Increase (decrease) in:
          Accounts payable and accrued expenses                (241,384)       308,663
          Accrued product costs                                 (24,222)       173,684
          Deferred revenue                                      191,124        (52,039)
                                                            -----------    -----------

Net cash used in operating activities                        (1,154,826)    (1,738,325)
                                                            ===========    ===========

Cash flows from investing activities:
      (Additions) to, disposal of, property and equipment      (114,227)      (123,725)
      Capitalized software development costs                   (258,445)          --
                                                            -----------    -----------

 Net cash provided (used) in investing activities              (372,672)      (123,725)
                                                            -----------    -----------

Cash flows from financing activities:
      Issuance of note receivable                              (153,910)          --
      Repayment of loans, related parties                          --         (300,000)
      Proceeds from loans                                          --           30,200
      Repayment of loans, other                                  (3,745)       (29,067)
      Repayment of obligations under capital leases                --          (31,092)
      (Settlement)of acquisition obligations                       --       (1,550,000)
      Net proceeds from issuance of  stock                         --        6,623,082
      Redemption of Preferred Stock                                --       (1,000,000)
                                                            -----------    -----------
Net cash provided by financing activities                      (157,655)     3,743,123

Net increase (decrease) in cash and cash equivalents         (1,685,153)     1,881,073

Cash and cash equivalents, beginning of period                1,924,825        656,506
                                                            -----------    -----------


Cash and cash equivalents, end of period                    $   239,672    $ 2,537,579
                                                            ===========    ===========

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the nine months ended September 30, 1997, the Company incurred a loss of $2,181,858 and has an accumulated deficit of $18,965,176 and used cash in operating activities of $1,154,826 during the nine months of 1997.

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

The Company is presently seeking one or more potential strategic partners who can complement the Company's marketing and development efforts and increase its financial stability. As part of any arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interests. Management believes this is necessary in order to increase the Company's revenues.

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

On June 27, 1996, the Company used $329,359 of the proceeds of the Series F Private Placement to repay the entire Note Payable-Related Party of $300,000 and the interest accrued through that date. In addition, on June 28, the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same related parties who held the $300,000 in notes. These shares were potentially convertible into 2,636,126 shares of common stock had they not been redeemed. On January 27, 1997, 55 shares of the Series F Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $.55 per share.

On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock to RBB Bank, AG ("RBB") for $7,500,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S promulgated thereunder. Pursuant to the transaction, the Company redeemed 7,945 shares of the Company's Series F Preferred Stock owned by RBB for $6 million, leaving the Company with $1,447,500 of net proceeds after giving effect to expenses of the offering. No sales commissions were paid.

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

CLASSIFICATION OF EXPENSES

Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated direct cost related to the support and maintenance of the Company's service contracts. Amortization of capitalized software development costs and other intangible assets is classified as Selling, General and Administrative Expense.

NET LOSS PER COMMON SHARE

The net loss per common share amount is based on the weighted average number of common shares outstanding during the periods. Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they are antidilutive. At September 30, 1997, there were options and warrants outstanding to purchase 3,015,000 common shares at prices ranging from $0.2391 to $5.50 per share, and 7,945 Series F shares which can convert into as many as 17,655,556 common shares

NOTE 2 - SYSTEMS AND SOFTWARE COSTS

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

As of June 1997, the Company had installed limited functionality versions at four different sites. These versions had fully functional ticketing modules and some additional features, but not all of the features planned for the general release version. As of May 13, 1997 the Company had completed the general release version of the new general admission product and has since installed it at 16 sites including all sites which had earlier versions. During June 1997, the development effort was focused on two groups of applications for the ski industry. The first group of ski applications was released on July 1, 1997, and the second group of ski applications was released on September 30, 1997. Future development efforts will be focused on a reserved seating module which management expects to release during the first quarter of 1998.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions beginning in the fourth quarter of 1997 in areas of product development and customer support. In addition, the product will have a new appearance which is more user friendly and will allow the user to modify a configuration layer (without access to the source code) which can remain in place when updating the product to a new revision level. As a result, the Company expects its new products to be more competitive in the market.

The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $450,000. In the third quarter of 1997, $73,000 of development costs were incurred for the new general admission products, and this entire amount was capitalized. Since inception, development costs of the new products incurred for the new general admission products total $389,000 of which $283,000 has been capitalized. The Company estimates the cost of developing a reserved seating module for the new product will total approximately $75,000 to $125,000 by the end of the first quarter of 1998, of which $15,000 has been incurred, none of which has been capitalized.

NOTE 3 -  AMORTIZATION

Amortization Expense for the nine months ended September 30, 1997 and 1996 was $460,000 and $2,268,000 including write-downs of $248,000 and $1,075,000, respectively. Because of certain strategic decisions described above, the Company reviewed the valuation of the current software cost in accordance with the net realizable value determination provisions under SFAS No. 86 "Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, at June 30, 1996, a write-down of $1,075,000 was made to the software's carrying value. The software's net carrying value as adjusted of $459,970 at September 30, 1997 is expected to be fully realized (recoverable) through future revenues. As a result of the Company's quarterly review for potential impairment of intangibles at September 30, 1997 and a review of costs associated with customers acquired through the acquisitions of Delta Information Services Inc. and GIS Information Systems, Inc., the remaining value of Customer Lists and Support Contracts (approximately $248,000) was written off.

NOTE 4 - NOTE RECEIVABLE-TRADE

In connection with an early sale of the Company's new product, the Company accepted a note receivable from a customer in the amount of $144,856 with a term of 3 years and bearing interest at the rate of 10% per annum. Nine months of interest, amounting to $9,054 has been accrued bringing the note balance to $153,910. Payments of principal and interest are to be made on December 31, 1997, 1998, and 1999 in the amounts of $50,000, $61,185, and $65,000 respectively.

NOTE 5  - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

Management has reviewed warranty costs incurred within the past year, and as a result has decided to provide for known and unknown warranty costs by recording a warranty allowance at the time of sale. As of December 31, 1996, the balance of the warranty allowance account was $570,919. During the first three quarters of 1997, $78,064 was accrued as an allowance, and $102,286 was spent for these enhancements and subsequently charged against this allowance. Management believes the allowance of $546,697 as of September 30, 1997 is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

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

On or about June 27, 1997, a class action was commenced in the United States District Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against inter alia, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from"lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs claims allege that the Company violated Sections 11 and 12(2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder,
Section 349 of the New York General Business Law, and negligent misrepresentation. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action. There have been no significant changes regarding this action since last quarter.

In early 1997, Derek Betty and James Potter instituted actions against the Company. The first action is entitled Derek Betty v. Lasergate Systems, Inc. ("the Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ("the Potter Action"). Both actions were brought in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleged that the Company failed to return shares of the Company's stock which were being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleged a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action sought damages in an amount in excess of $15,000. The Potter Action also alleged a breach of the Registration Rights and Put Option
Agreement. Moreover, the Potter Action included allegations concerning James Potter's Consulting Agreement with the Company and a Non- Compete Agreement. The Potter Action sought a declaratory judgment determining that the Company and 1103065 Ontario, Inc. ("Ontario") were in material breach of the Non-Compete Agreement and that Potter be relieved of all obligations to perform under the Non-Compete Agreement. The Company succeeded in consolidating all of the proceedings in arbitration. On November 7, 1997, the Company signed a settlement agreement with Derek Betty and James and Marion Potter which ended the arbitration proceeding. The settlement agreement, among other things, canceled the outstanding put options, left the Non-Compete Agreement in place, and required the Company to make a cash payment of $30,000.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these and the above matters will have a material effect on the Company's financial position.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             Nine Months Ended
                                                             -----------------
INTEREST AND INCOME TAXES PAID:                            1997            1996
                                                          ------         -------

      Interest                                            $2,192         $29,359
      Income Taxes                                          -0-             -0-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      1996 and 1997:    None.

NOTE 8 - SUBSEQUENT EVENTS

SALE OF SECURITIES

On October 30, 1997, the Board of Directors authorized a new series of convertible preferred stock, par value $.03, designated as Series G Convertible Preferred Stock ("Series G Shares"). The authorized number of such shares is 8,000. Each share has a face value of $1,000 and is convertible into 4,354 shares of Common Stock (a conversion price of $0.22967 per Common Share). The Series G shares limit the rights of the holders of Common Stock or Series F Convertible Preferred Shares (Series F Shares) by providing a liquidation preference of $1,000 per Series G Share. The Series G Shares rank pari passu with the Series F Shares.

On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock to RBB Bank, AG ("RBB") for $7,500,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S promulgated thereunder. Pursuant to the transaction, the Company redeemed 7,945 shares of the Company's Series F Preferred Stock owned by RBB for $6 million, leaving the Company with $1,447,500 of net proceeds after giving effect to expenses of the offering. No sales commissions were paid.

Under the terms of the subscription agreement, the Company will pay a penalty of 5% of the face value of outstanding Series G Shares ($375,000) if shareholders have not approved an increase in the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares within 120 days of the subscription agreement (by March 4, 1998). An additional penalty of 10% will be incurred for each 120 days beyond March 4, 1998 until shareholders approve an increase in the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares. Such penalties shall be payable in cash. If sufficient cash is not available to legally pay the penalty, the Company will issue a note payable to RBB in the amount of the penalty, bearing interest at a rate of 20% per annum.

The following table sets forth a pro forma condensed balance sheet as of September 30, 1997, as if the subsequent events described above had occurred at September 30, 1997.

                                                        September 30, 1997
                                            -------------------------------------------
                                                             Pro forma       Pro forma
                                            Historical      Adjustments     As Adjusted
                                            ----------      -----------     -----------
ASSETS:
Cash                                       $    239,672    $  1,497,500    $  1,737,172
Other current assets                            734,625         (50,000)        684,625
                                           ------------                    ------------

Total current assets                            974,297                       2,421,797
Non-current assets                            3,202,562                       3,202,562
                                           ------------                    ------------
Total assets                               $  4,176,859                    $  5,624,359
                                           ============                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Total current liabilities                  $  3,102,164                    $  3,102,164
Common stock subject to put option              140,000                         140,000
                                           ------------                    ------------
Total liabilities                             3,242,164                       3,242,164
                                           ------------                    ------------

Preferred Stock                                     238             (13)            225
Common Stock                                    223,862                         223,862
Additional paid-in capital                   19,815,771       1,447,513      21,263,284
Common Stock subject to put option             (140,000)                       (140,000)
Accumulated deficit                         (18,965,176)                    (18,965,176)
                                           ------------                    ------------
Total Stockholders' Equity                      934,695                       2,382,195
                                           ------------                    ------------
Total Liabilities & Stockholders' Equity   $  4,176,859                    $  5,624,359
                                           ============                    ============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1996

REVENUES:

Revenues were $1,042,114 and $1,005,860 for the third quarter of 1997 and 1996 respectively, representing an increase of $36,254 or 4%. Revenue for the third quarter of 1997 included $596,000 of revenue recognized on a contract with American Skiing Company (ASC) based on the percentage completion method and $169,000 of revenue from other sales to ASC. Activities during the quarter included substantial completion of installations at six ASC resorts and the commencement of the delivery of proximity cards which will be used by ASC as annual passes. Proximity scanning is a new technology which the Company has integrated into the product that utilizes radio frequencies to "scan" a ticket instead of laser scanning or magnetic strip reading. Of the $1,755,000 of orders from ASC which were in the Company's backlog at August 15, 1997, $765,000 of deliveries were completed during the third quarter, $932,000 of deliveries were postponed to the fourth quarter, and $58,000 of orders were canceled. The Company continues to receive orders from ASC and as of November 12, 1997 the Company has received orders totaling more than $2,400,000 with approximately $700,000 of these orders unfilled.

Maintenance revenues represented 12% and 11% of total revenues for the three month periods ended September 30, 1997 and September 30, 1996, respectively.

COST OF REVENUES:

Cost of revenues were $735,349 and $481,203 for the third quarter of 1997 and 1996 respectively, representing 71% of revenues during the third quarter of 1997 as compared to 48% during the third quarter of 1996. This increase was caused by the Company accepting ASC orders with a lower gross profit percentage than it normally receives. This was partially due to the size of the contract but was primarily due to it being the first sale of the complete general admission product (all modules of the new Windows(C) based system, including access control using proximity scanning).

DEVELOPMENT COSTS:

Development costs were $106,578 and $150,821 for the third quarter of 1997 and 1996 respectively, representing a decrease of $44,243, or 29% . Development costs for the third quarter of 1997 do not include $72,879 of capitalized costs related to the new product or $12,000 of costs charged to the warranty allowance. Development costs for the third quarter of 1996 do not include $60,000 of costs charged to the warranty allowance. With the addition of these amounts, costs have decreased $19,364 between years. This represents a 9% decrease, which is primarily due to a decrease in the number of employees on the development staff. The Company expects to continue development efforts at approximately the same level for the remainder of 1997 with the development effort primarily focused on a reserved seating module for its new Windows(C) product (see Note 2 to the Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $1,026,520 and $946,694 for the third quarter of 1997 and 1996 respectively, representing a $79,826 or 8% increase. The increase is due to the write-off of the customer list asset in the amount of $247,916 partially offset by decreases in professional fees of $47,000, bad debt expense of $61,000 and other expenses of $60,090.

Net loss increased to $830,181 ($.11) a share for the third quarter of 1997 from $535,893 ($.07) a share for the third quarter of 1996. The components of the decrease in the Company's net loss are explained above.

NINE MONTHS  ENDED  SEPTEMBER  30,  1997  VERSUS  NINE  MONTHS  ENDED
SEPTEMBER 30, 1996

REVENUES:

Revenues were $3,346,578 and $3,575,790 for the nine months ended September 30, 1997 and 1996 respectively, representing a decrease of $229,212 or 6%. Revenue through the first three quarters of 1997 includes seven sales of the new general admission product to several well- known customers including the Art Gallery of Ontario and Blackpool Pleasure Beach totaling $1,149,000 plus $1,238,000 of revenue recognized on a contract with American Skiing Company (ASC) based on the percentage completion method and $169,000 of revenue from other sales to ASC. Of the $1,755,000 of orders from ASC which were in the Company's backlog at August 15, 1997, $765,000 of deliveries were completed during the third quarter, $932,000 of deliveries were postponed to the fourth quarter, and $58,000 of orders were canceled. As of November 12, 1997 $ the Company has received more than $2,400,000 of orders from ASC and approximately $700,000 of orders from ASC are unfilled including orders for two new resorts recently acquired by ASC. Management expects these orders to be substantially complete by December 31, 1997. . Maintenance revenues represented 10% and 11% of total revenues for the nine months ended September 30, 1997 and September 30, 1996, respectively. This was primarily due to less customers accepting maintenance contracts on the legacy products. This trend appears to be reversing now that sales of the new products are consistently occurring and sales of the legacy products have almost stopped.

COST OF REVENUES:

Cost of revenues were $2,536,414 and $2,273,254 for the nine months ended September 30, 1997 and 1996 respectively, representing 76% of revenue during 1997 and 64% during 1996.. This was primarily due to increased costs associated with early installations of the new general admission product and a lower gross profit percentage on ASC orders then it normally receives. This was partially due to the size of the contract but was primarily due to it being the first sale of the complete general admission product (all modules of the new Windows(C) based system, including access control using proximity scanning).

DEVELOPMENT COSTS:

Development costs were $316,264 and $312,884 for the nine months ended September 30, 1997 and 1996 respectively, representing an increase of $3,380, or 1%. Development costs for the nine months ended September 30, 1997 do not include $258,445 of capitalized costs related to the new products (see Note 2 to the Financial Statements) or $108,527 of costs charged to the warranty allowance. Development costs for the nine months ended September 30, 1996 do not include $341,000 of costs charged to the warranty allowance. With the addition of these amounts, costs have increased $29,352 between years. This represents a 4% increase, which is primarily due to an increase in the average number of employees on the development staff.

SELLING, GENERAL  AND ADMINISTRATIVE:

Selling, general and administrative expenses were $2,704,792 and $4,674,753 for the nine months ended September 30, 1997 and 1996 respectively, representing a $1,969,961 or 42% decrease. These amounts represent 81% of revenues in 1997 and 130% of revenues in 1996. The decrease is attributable to a number of expenses from 1996 that did not reoccur in 1997. First, capitalized software was written down $1,075,000 at September 30, 1996 due to the development of a replacement product (see Notes 2 and 3 to the financial statements). Other components of the decrease from year to year are a decrease of $400,000 due to a provision for incentive compensation for the executive group and managers in 1996, and a decrease of $225,000 due to a provision for contingent legal settlements in 1996. No such provisions were made in 1997. Other components of the decrease include decreases of $109,000 in investor relations expenses, $67,000 in accounting and auditing expenses, and $74,000 in legal expenses. These are primarily due to the costs of the private placements of Preferred Stock of the Company during 1996. Additional components of the decrease are $247,000 of non-cash compensation and $102,000 of bad debt expense. These decreases were partially offset by a write-down of intangible assets asset at September 30, 1997 in the amount of $285,000 and increases in all other expenses of $44,039.

Net loss  decreased  to  $2,181,858  ($.29) a share  for the nine  months  ended
September 30, 1997 from $3,689,104 ($.65) a share for the nine months ended September 30, 1996. The components of the decrease in the Company's net loss are explained above.

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

For the nine months ended September 30, 1997, the Company used $1,154,826 of cash in operating activities and incurred a loss of $2,181,858 From its inception in March 1985 through September 30, 1997, the Company has incurred a cumulative loss of $18,965,176. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.

The Company is presently seeking one or more potential strategic partners who can complement the Company's marketing and development efforts and increase its financial stability. As part of any arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interests. Management believes this is necessary in order to increase revenue .

In order to procure a contract with American Skiing Company for $1,375,000 of software and hardware, the Company decided to accept a lower gross profit percentage than it normally receives. This was partially due to the size of the contract but was primarily due to it being the first sale of the complete general admission product (all modules of the new Windows(C) based system, including access control using proximity scanning). This was the primary cause of the increase in the cost of revenue percentage (cost of revenue as a percentage of revenue) from 67% in the first quarter of 1997 to 76% in the third quarter of 1997.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract or customer's purchase order, typically with some type of financial assurance such as a deposit. As of September 30, 1997 and December 31, 1996, the Company's backlog was approximately $1,535,000 and $963,000, respectively.

During 1997, accounts receivable decreased $340,717 primarily due to increased collection efforts, inventory decreased $106,329 due to more efficient management and fewer installations being in process at September 30, 1997 than at December 31, 1996, and accounts payable and accrued expenses decreased $241,390 primarily due to the payment of accrued payroll, payroll taxes and other expenses which were accrued at year end. The decrease in accrued payroll and payroll taxes arose because payroll is payable on the last day of each month, but near year-end the Company changed its payroll service provider and the new provider did not charge the Company for the December 31, 1996 payroll until January 2, 1997. At December 31, 1996 accrued payroll and payroll taxes were $210,000 and at September 30, 1997 accrued payroll and payroll taxes were $7,100.

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

The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $450,000. In the first nine months of 1997, $258,000 of development costs were incurred, and this entire amount was capitalized. Since inception, development costs incurred total $389,000 of which $283,000 has been capitalized. The Company estimates the cost of developing a reserved seating module for the new product will total approximately $75,000 to $125,000 by the first quarter of 1998, none of which has yet been incurred.

On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock to RBB Bank, AG ("RBB") for $7,500,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S promulgated thereunder. Pursuant to the transaction, the Company redeemed 7,945 shares of the Company's Series F Preferred Stock owned by RBB for $6 million, leaving the Company with $1,447,500 of net proceeds after giving effect to expenses of the offering. No sales commissions were paid.

Although no assurance can be given, management believes that the recent on-schedule product launch of the new Admits general admission product will enable the Company to achieve an increase in revenues and a reduction of the operating loss by the end of 1997 and lay the foundation for future profitability. The foregoing is a forward-looking statement and actual results may differ materially based upon certain risk factors. These impacting factors include, but are not limited to customer acceptance, technological change, employee turnover, third party development schedules, installation schedules, availability of sufficient working capital, and litigation.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:   None.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Lasergate Systems, Inc.

                                                 Registrant


Date: November 14, 1997                             /s/Philip P. Signore
                                                 -----------------------------
                                                  PHILIP P.  SIGNORE
                                                  Vice President and
                                                  Chief Financial Officer