Form 10KSB/A
period 1996-12-31
LASERGATE SYSTEMS INC
filed 1998-01-30
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 4
                                       on
                                  FORM 10-KSB/A


|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
                 (Name of small business issuer in its charter)

          Florida                                       59-2543206
------------------------------              -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization



2189 Cleveland Street, Suite 230, Clearwater, Florida                   33765
-----------------------------------------------------                 ----------
         (Address of principal executive offices)                     (Zip Code)


Issuer's telephone number: (813) 803-1574


Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $0.03 per share
                                (Title of Class)

                               Redeemable Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenue for its most recent fiscal year was $4,204,626.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


At January 26, 1998, 7,462,061 shares of Common Stock were outstanding. At January 26, 1998, the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (7,196,718 shares) was $1,236,936.

                                     PART II


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

         These events also included two acquisitions (Delta and GIS Systems Limited Partnership ("GIS") with a combined customer base of over 200 sites, and various product integration and development efforts) and required more than two years of sustained effort and substantial amounts of capital. At the beginning of 1996, the Company had very little working capital. This situation grew worse during the first half of the year, resulting in shipments to customers falling behind schedule because orders for their product were not placed with vendors, in that the Company had utilized all credit extended to it by its vendors. Given those circumstances, the Company undertook two private placements of convertible preferred stock during that time period, for which the Company received a combined total of $6,623,082, net of commissions and offering expenses. That capital infusion allowed the Company to initiate two basic programs designed to move the Company toward profitability. First was development of a new modular product (Admits) allowing the product to be customized more easily and installed more efficiently. The second was committing additional funds to marketing efforts, including a doubling of the sales force aimed at substantially increasing revenues and potentially moving the Company beyond the break-even point and towards profitability in the future.

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

NET LOSS

          Net loss increased to $4,997,962 in 1996 from $4,206,782 in 1995. The Company's operations were affected by various factors as discussed above with the largest component being a one-time write down of capitalized software in the amount of $1,075,000.


NET LOSS PER SHARE

         In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature").The Company's preferred stock has such features. As a result, the Company has restated the financial statements to recognize the intrinsic value of beneficial conversion features of preferred stock as dividends to preferred shareholders (see Note 17). The accounting described herein for the intrinsic value of beneficial conversion features does not affect the financial statements, including the reported net loss and, stockholders' equity (including retained earnings), with the exception that the reported net loss per common share has been increased by the amount of the preferred dividends. After recognizing dividends of $2,836,353 for 1996 and $1,534,445 for 1995, the net loss per common share is $(1.29) for 1996 and $(1.90) for 1995.


NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

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

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents a summary of the Company's cash flow for 1996 and 1995:

                                                     1996           1995
                                                     ----           ----
 Net cash used in operating activities           $(2,282,971)      $(2,833,237)

 Net cash used in investing activities              (228,663)         (708,917)

 Net cash provided by financing activities         3,779,953         2,608,823

 Net increase (decrease) in cash and cash        $ 1,268,319       $  (933,331)
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

-----------------
* Filed herewith.

         For the Company's financial statements for the period ended December 31, 1996, see Part II, Item 7 of this Report on Form 10-KSB.

(b) Reports on Form 8-K.

         None

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             LASERGATE SYSTEMS, INC.
                                AND SUBSIDIARIES

                           December 31, 1996 and 1995

                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----

Report of Independent Certified Public Accountants.................  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995.......  F-2

Consolidated Statement of Operations for the Years
  Ended December 31, 1996 and 1995.................................  F-3

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 1996 and 1995...............................  F-4

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1995.................................  F-5

Notes to Consolidated Financial Statements.........................  F-7

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

         As described in Note 17 to the financial statements, the Company's previously issued financial statements for 1996 and 1995 have been restated to account for preferred stock dividends which are based on the intrinsic value of the beneficial conversion features of the Company's preferred stock.



                                                     /s/ Grant Thornton LLP


                                                     GRANT THORNTON LLP



Tampa, Florida
March 28, 1997
(Except for Note 17 as to which the date is January 23, 1998)


                    Lasergate Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                                                                           1996           1995
                                                                                           ----           ----
                                          ASSETS
Current assets:
   Cash and cash equivalents                                                           $1,924,825      $656,506
   Accounts receivable, net of allowance for
    doubtful accounts of $147,000 and $36,000                                             868,931       439,311
   Account receivable, related party                                                            -       199,359
   Inventories                                                                            254,901       325,664
   Prepaid expenses                                                                        40,966        84,392
                                                                                           ------        ------
                  Total current assets                                                  3,089,623     1,705,232
                                                                                        ---------     ---------

Property and equipment, net                                                               304,024       246,568
Systems and software costs, net of write down and amortization
    of $1,525,856 and $283,333                                                            242,739     1,416,667
Goodwill, net of amortization of $265,568 and $132,579                                  2,382,705     2,515,694
Customer lists and support contracts, net of amortization of $141,667 and $70,833         283,333       354,167
Other assets, net                                                                         134,521       167,908
                                                                                          -------       -------
                  Total assets                                                         $6,436,945    $6,406,236
                                                                                       ==========    ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, related parties                                                 $               -  $  300,000
   Notes payable, other                                                                    28,628        21,757
   Accounts payable, trade                                                                542,671       634,863
   Deferred revenues                                                                      909,516       729,406
   Accrued warranty costs                                                                 570,919       297,000
   Accrued expenses                                                                     1,128,658       272,104
                                                                                        ---------       -------
                  Total current liabilities                                             3,180,392     2,255,130

Promissory notes payable, stockholders with conversion futures                                  -     2,324,335
Obligations to issue common stock                                                         140,000       140,000
                                                                                          -------       -------
                  Total liabilities                                                     3,320,392     4,719,465

Commitments and contingencies                                                                   -             -

Stockholders' equity:
   Preferred stock, $.03 par value, 2,000,000 shares
     authorized, 8,000 and 387,750 shares issued and
     outstanding at December 31, 1996 and 1995, respectively                                  240        11,633
   Common stock, $.03 par value, 20,000,000 shares authorized,
     7,362,061 and 3,125,013 issued and outstanding at
     December 31, 1996 and 1995, respectively                                             220,862        93,751
   Additional paid-in capital                                                          19,818,769    14,065,743
   Less: Common stock, $.03 par value, 20,000 shares
     at December 31, 1996 and 1995, respectively,
     subject to put options                                                             (140,000)     (140,000)
    Notes receivable, stockholders                                                              -     (559,000)
   Accumulated deficit                                                               (16,783,318)  (11,785,356)
                                                                                     -----------   -----------
                  Total stockholders' equity                                            3,116,553     1,686,771
                                                                                        ---------     ---------
                  Total liabilities and stockholders' equity                        $   6,436,945    $6,406,236
                                                                                    =============    ==========



        The accompanying notes are an integral part of these statements.


                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                            Years ended December 31,


                                                         1996           1995
                                                     -----------    -----------


Revenues                                             $ 4,204,626    $ 2,835,206


Operating Expenses:
  Cost of revenues                                     3,104,792      2,902,769
  Development                                            460,709        348,352
  Selling, general and administrative                  4,547,990      3,839,581
  Write down of capitalized software costs             1,075,000           --
                                                     -----------    -----------
         Operating loss                               (4,983,865)    (4,255,496)


Other income (expense)
         Interest income (expense)                        53,577        (45,061)
Other, net                                               (67,674)        93,775
                                                     -----------    -----------

         Loss before income taxes                     (4,997,962)    (4,206,782)

Income taxes                                                --             --
         Net loss                                    $(4,997,962)   $(4,206,782)



Dividends to preferred shareholders
(intrinsic value of beneficial conversion
features - see Note 17)                               (2,836,353)    (1,534,445)
                                                      ----------     ----------
Net loss available to common shareholders            $(7,834,315)   $(5,741,227)
                                                      ==========     ==========
Net loss per Common Share                            $     (1.29)   $     (1.90)
                                                     ===========    ===========

Weighted Average Common Stock Outstanding              6,063,633      3,023,346
                                                     ===========    ===========






        The accompanying notes are an integral part of these statements.




                    Lasergate Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995




                                                Preferred Stock      Common Stock
                                                ---------------      ------------
                                                                                                    Common
                                                                                                    Stock     Notes
                                                                                       Additional   Subject Receivables
                                                           Par                 Par       Paid-In    to Put    Stock-   Accumulated
                                               Shares     Value     Shares    Value      Capital    Option    holders    Deficit
                                               ------     -----     ------    -----      -------    ------    -------    -------


BALANCE, DECEMBER 31, 1994                       36,364     1,091 2,913,680    87,412   9,258,563  (210,000)            (7,578,574)
                                                -------   ------- ---------   ------- ----------- ---------  --------- ------------
Issuance of common stock at $7.00 a share
 and Series B preferred stock at $5.00 per
  share in connection with GIS acquisition      111,800     3,353   109,333     3,279    1,317,697
Less: note receivable collateralized by
  preferred stock                                                                                             (559,000)
Issuance of Series D  preferred stock in
 private placement at $10 per share less
  offering expenses of $215,024                 208,600     6,258                        1,864,718
Grants of stock options for 1994 and 1995
  executive compensation                                                                   937,250
Conversion of Series D preferred to common
 stock                                          (28,600)     (858)  110,000     3,300      (2,442)
Issuance of Newly Designated Series A
 preferred stock for satisfaction of notes
  payable, related party                         79,950     2,400                         757,106
Exchange of newly designated Series A for
 previously designated Series A  preferred
  stock:
Previously Designated Series A Shares
 redeemed                                       (36,364)   (1,091)
Newly Designated Series A Shares issued          16,000       480                             611
Issuance of common stock under stock option
 plan                                                                 2,000        60       1,940
Exercise of common stock put option                                 (10,000)     (300)    (69,700)   70,000
Net loss                                              -         -         -         -           -         -          -   (4,206,782)
                                                -------   ------- ---------   ------- ----------- ---------  --------- ------------
BALANCE, DECEMBER 31, 1995                      387,750   $11,633 3,125,013   $93,751 $14,065,743 $(140,000) $(559,000)$(11,785,356)
                                                -------   ------- ---------   ------- ----------- ---------  --------- ------------

Retirement of CommonStock and Series B
 preferred stock in settlement of acquisition
  obligations                                  (111,800)   (3,355) (109,333)   (3,279)     22,609              559,000
Issuance of Series E preferred stock            162,500     4,875                       1,445,707
Issuance of Series F preferred stock              8,000       240                       5,172,260
Redemption of Series A  preferred stock         (95,950)   (2,878)                       (997,121)
Conversion of Series D preferred to common
 stock                                         (180,000)   (5,400) 1,673,479   50,204     (44,804)
Conversion of Series E preferred to common
 stock                                         (162,500)   (4,875) 2,627,902   78,836     (73,961)
Issuance of common stock as compensation                              45,000    1,350      40,836
Grant of stock options for
  Executive compensation                                                                  187,500
Net loss                                                                                                                 (4,997,962)
                                                -------   -------  ---------  ------- ----------- ---------  --------- ------------
BALANCE, DECEMBER 31, 1996                        8,000       240  7,362,061  220,862  19,818,769  (140,000)         -  (16,783,318)
                                                =======   =======  =========  ======= =========== =========  ========= ============



        The accompanying notes are an integral part of these statements.


                                             Lasergate Systems, Inc. and Subsidiaries

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended December 31,


                                                                                        1996           1995
                                                                                       ------         ------

Cash flows from operating activities:
   Net loss                                                                        $(4,997,962)   $(4,206,782)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                    513,153        575,985
      Write down of capitalized software costs                                       1,075,000              -
      (Gain) loss in joint venture                                                      77,790        (48,060)
      Increase in allowance for doubtful accounts                                      110,997         19,000
      Obligations to issue options granted as                                                -        (75,000)
        compensation for services
      Compensation recognized from issuance  of stock and grand of stock options       229,686        562,250
      Decrease (increase) in:
         Accounts receivable, trade                                                   (540,617)      (305,782)
         Accounts receivable, related party                                               --         (199,359)
         Inventories                                                                    70,763       (115,022)
         Prepaid expenses                                                               43,426         53,028
         Other                                                                         (83,598)        87,025
      Increase (decrease) in:
         Accounts payable and accrued expenses                                         764,362        136,149
         Accrued warranty costs                                                        273,919         15,925
         Deferred revenue                                                              180,110        667,406
                                                                                    ----------     ----------
                  Net cash used in operating activities                             (2,282,971)    (2,833,237)
                                                                                    ----------     ----------


Cash flows from investing activities:
   Net additions to property, equipment, and software costs                           (228,663)      (121,772)
   Loans to GIS stockholders related to GIS acquisition                                      -       (559,000)
   Other acquisition costs                                                                   -        (28,145)
                                                                                    ----------     ----------
                  Net cash used in investing activities                               (228,663)      (708,917)
                                                                                    ----------     ----------

Cash flows from financing activities:
   Proceeds from secondary public or private offering, net of                        6,623,082      1,870,976
     offering costs
   Proceeds from exercise of warrants/stock options                                          -          2,000
   Repurchase of common stock subject to put option                                          -        (70,000)
   Redemption of preferred stock                                                    (1,000,000)             -
   Settlement of acquisition obligations                                            (1,550,000)             -
   Proceeds from loans, other                                                           30,200         36,924
   Repayment of loans, other                                                           (23,329)       (90,077)
   Proceeds from loans, related parties                                                      -        859,000
   Repayment of loans, related parties                                                (300,000)             -
                                                                                    ----------     ----------
                  Net cash provided by financing activities                          3,779,953      2,608,823
                                                                                    ----------     ----------

Net increase (decrease) in cash and cash equivalents                                 1,268,319       (933,331)
                                                                                    ----------     ----------

Cash and cash equivalents, beginning of year                                           656,506      1,589,837
                                                                                    ----------     ----------

Cash and cash equivalents, end of year                                             $ 1,924,825     $  656,506
                                                                                   ===========    ===========



        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                     Years ended December 31, 1996 and 1995


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:


                                                   Year ended December 31,
                                                   -----------------------
                                                    1996             1995
                                                    ----             ----
Interest                                          $17,494          $31,155
Income taxes                                            -                -

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


         The Company recognized $1,534,445 of preferred dividends for 1995 based on the intrinsic value of beneficial conversion features (see Note 17).



1996:

         In March 1996, the Company settled its acquisition obligation with GIS (see Note 10) as follows:


Promissory notes payable, stockholders                     $2,324,335
Less:
         Cash payment                                       1,550,000
                                                            ---------
         Accounts receivable canceled                         199,359
         Note receivable canceled                             559,000
         Retirement of common and preferred stock              15,976
                                                            ---------
                                                           $        -
                                                            =========


         The Company recognized $2,836,353 of preferred dividends for 1996 based on the intrinsic value of beneficial conversion features (see Note 17).


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

         During 1996, the Company decided to convert all of their products into one modular Windows(R) based product. Accordingly, the softwares carrying values were written down $1,075,000 to approximately $200,000, representing the software's estimated net realizable value. (See Note 7.) Amortization of system and software costs in 1996 and 1995, exclusive of the write down discussed above, was $167,523, and $283,333 and is included in Cost of Revenues. In previous financial statements, these costs were included as a component of Selling, General, and Administrative Expense, and accordingly, those financial statement amounts have been reclassified.

                    Lasergate Systems, Inc. and Subsidiaries

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

                    Lasergate Systems, Inc. and Subsidiaries

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

                    Lasergate Systems, Inc. and Subsidiaries

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


RECLASSIFICATIONS

         Certain reclassifications of accounts and amounts have been made to the 1995 financial statements to conform to the 1996 presentation.

INCOME TAXES

         Under the liability method specified in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.


NET LOSS PER COMMON SHARE


           Net loss per common share is based on the weighted average number of shares outstanding during the periods. Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they were antidilutive. The net loss used in the calculation is the net loss available to common shareholders which reflects preferred stock dividends (intrinsic value of beneficial conversion features - see Note 17).


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

NOTE 4 - ACQUISITION OF BUSINESSES

         On February 15, 1995, effective January 1, 1995 (the date control transferred), the Company acquired substantially all of the assets of GIS Systems Limited Partnership ("GIS"). The purchase price for the acquisition was valued at approximately $3,700,000. The purchase price consisted of 109,333 shares of the Company's common stock valued at $765,331, 111,800 shares of the Company's Series B Preferred Stock valued at $559,000, the Company's promissory note in the principal amount of $591,000 (see Note 9) and the Company's promissory note in the principal amount of $1,733,335 (see Note 9). In addition, the Company agreed to assume certain liabilities of GIS (aggregating $45,718) and loaned GIS $559,000 (see

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 4 - ACQUISITION OF BUSINESSES (continued)

paragraph below). Direct acquisition costs aggregating $82,744 (principally legal and accounting fees) were incurred in connection with the acquisition. The promissory notes, totaling $2,324,335, were convertible into preferred stock and derived their valuation from the underlying preferred stock. The common stock valuation of $7.00 per share and the preferred stock valuation of $5.00 per share reflected the agreed-upon price between the buyer and sellers and was approved by the Company's Board of Directors after giving effect to such factors as the restrictions and the size of the blocks of common and preferred stock.

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

         The purchase price, including the direct acquisition costs, was allocated as follows:


Inventory                                                    $   85,962
Prepaid expenses and other current assets                        20,472
Fixed assets                                                     87,581
Accounts payables assumed                                      (45,718)
Systems and software costs                                    1,200,000
Customer list and support contracts                             300,000
Goodwill                                                      2,083,113
                                                              ---------
                                                           $  3,731,410
                                                           ============


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

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995


The purchase price, including the direct acquisition costs, was allocated as follows:


Computer software                                                  $     500,000
Non-competition agreement                                                 85,000
Customer list and support contracts                                      125,000
Goodwill                                                                 536,919
                                                                         -------
                                                                    $  1,246,919
                                                                    ============

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

NOTE 5 - INVENTORIES

         Inventories as of December 31, consist of the following:



                                                         1996             1995
                                                         ----             ----

Installations-in-process                              $199,561         $172,411
Parts and systems                                       55,340          153,253
                                                        ------          -------
                                                      $254,901         $325,664
                                                      ========         ========

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995





NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, consist of the following:


                                                       1996             1995
                                                       ----             ----

Furniture and equipment                            $507,311         $357,346
Purchased software                                   19,244           12,231
Test equipment                                       52,902           49,812
                                                     ------           ------
                                                    579,457          419,389
Less accumulated depreciation                       275,433          172,821
                                                    -------          -------
                                                   $304,024         $246,568
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

NOTE 8 - OTHER ASSETS

         Other assets as of December 31, consist of the following:


                                                         1996             1995
                                                         ----             ----

Non-competition agreement net of
 amortization $56,667 and $28,333                    $ 28,333         $ 56,667
Investment in and advances to joint venture                 -           77,790
Other                                                 106,188           33,451
                                                      -------           ------
                                                     $134,521         $167,908
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

         The principal types of temporary differences and their related tax effects that give rise to the deferred tax assets are as follows:


                                                           December 31,
                                                           ------------
                                                     1996                1995
                                                     ----                ----
Basis difference in intangible assets          $   53,000         $    70,000
Warranty costs                                    211,000             110,000
Bad debt allowance, employee
 vacation pay, and other accruals                 326,000              80,000
Compensation related to stock options             415,000             350,000
Net operating loss carry forward (1)            4,310,000           3,340,000
                                               ----------          ----------
                                                5,315,000           3,950,000
Less valuation allowance                       (5,315,000)         (3,950,000)
                                               ----------          ----------
                                               $        -          $        -
                                               ==========          ==========

(1) Certain transactions involving the beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, a portion of the Company's net operating loss carry forward is subject to limitation on their utilization against future income.

         The Company's computed effective tax rate differs from the Federal statutory tax rate as follows:


                                                              1996         1995
                                                              ----         ----

Federal statutory rate                                        34 %         34 %
Effect of net operating losses (NOL) or NOL carry forward    (34)%        (34)%
                                                             ---          ---
Effective tax rate, after the effect of NOL                    0 %          0 %
                                                             =====        =====

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

         The Company leases its office and warehouse facilities as well as some office equipment under operating leases.

         Future minimum payments under these operating leases are as follows:


1997                                                        148,564
1998                                                        187,573
1999                                                         64,270
2000                                                          7,026
2001                                                              -
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

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 12 -COMMITMENTS AND CONTINGENCIES  (continued)

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


                                         Series of Preferred Stock
                        -------------------------------------------------------
                             A         B         C        D        E       F
Total Authorized shares
   December 31, 1996      200,000   230,000     ---    350,000     ---    8,000


Outstanding shares
   December 31, 1996          ---       ---     ---        ---     ---    8,000
   December 31, 1995       95,950   111,800     ---    180,000     ---      ---

Outstanding share amounts
   December 31, 1996          ---       ---     ---        ---     ---     $240
   December 31, 1995       $2,879    $3,354     ---     $5,400     ---      ---

           All series contain specific provisions as to conversion into shares of common stock (see Note 17) and liquidation values. The shares are nonvoting and, except for Series A, participate equally as to dividends declared with the Company's common stock. The Series A Preferred Stock bears a cumulative dividend at an annual rate of 8% of its liquidation value ($959,500). None of the preferred stock above have or had mandatory redeemable provisions.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 13 -STOCKHOLDERS EQUITY  (continued)


         The 95,950 Series A Shares issued were convertible into fully paid and nonassessable shares of the Corporation's Common Stock, upon the terms hereinafter set forth at the rate (the "conversion Rate") of one share of Common Stock for each Conversion Factor Dollar Amount (as defined below) of Liquidation Value represented by the shares of Series A Preferred Stock being converted. The per share Liquidation Value was equal to $10.00 plus any accrued and unpaid dividends on such share, subject to reduction if thereafter paid. The Conversion Factor Dollar Amount was the lesser of (i) 70% of the average of the closing bid prices of the Corporation's Common Stock as quoted on NASDAQ for the five trading days immediately preceding conversion, (ii) 70% of the average of the closing bid prices of the Corporation's Common Stock as quoted on NASDAQ for the five trading days of June 26, 1995 through June 30, 1995, and (iii) the lowest price at which shares of Common Stock were sold to third party investors during the period from July 1, 1995 to June 30, 1996. On June 28, 1996, the Company used $1,000,000 of the proceeds of Series F Shares to redeem all 95,950 shares of Series A Preferred Stock which was convertible into 1,879,837 shares of Common Stock.

         On February 15, 1995, the Company issued all 111,800 shares of Series B Preferred Stock to GIS in connection with that acquisition (see Note 4). Series B Preferred Shares were immediately convertible into an equal number of Common Shares. On April 12, 1996, all 111,800 shares of Series B Preferred Stock were redeemed by the Company as part of the settlement of the related acquisition obligation. (See Note 10).


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

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 13 -STOCKHOLDERS EQUITY  (continued)

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

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995




NOTE 13 -STOCKHOLDERS EQUITY  (continued)

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

         A summary of the status of the Company's outstanding stock options as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:


                                                            Weighted Average
                                                 Shares      Exercise Price
                                                 ------      --------------

Options outstanding, December 31,  1994          428,300         $1.88

Options granted                                   15,000         $2.76

Options canceled or forfeited                   (29,800)         $1.09
                                                -------          -----

Options outstanding, December 31, 1995           413,500         $1.97

Options granted                                  205,000        $  .78

Options canceled or forfeited                   (17,500)         $1.00
                                                -------          -----


Options outstanding, December 31, 1996           601,000         $1.59
                                                 =======         =====

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE 13 -STOCKHOLDERS EQUITY  (continued)

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
--------------------
                       $0.425-$0.66     185,000         5.1            $  0.64
                           $1.00          6,000         2.5            $  1.00
                        $2.00-$2.76     410,000         7.6            $  2.03
Exercisable Options:
--------------------
                       $0.425-$0.66     185,000         5.1            $  0.64
                           $1.00          6,000         2.5            $  1.00
                        $2.00-$2.76     405,000         7.6            $  2.02


         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation, as it relates to employment awards. It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss per common share would be increased to the pro forma amounts indicated below for the years ended December 31:


                                                   1996                1995
                                                   ----                ----

Net loss               As reported              $4,997,562        $4,206,782
                       Pro forma (unaudited)    $5,092,962        $4,221,782

Net loss available to  As reported              $7,834,315        $5,741,227
common shareholders    Pro forma (unaudited)    $7,929,715        $5,756,227

Loss per common share  As reported              $        1.29     $        1.90
                       Pro forma (unaudited)    $        1.31     $        1.90


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

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 13 -STOCKHOLDERS EQUITY  (continued)

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

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 13 -STOCKHOLDERS EQUITY  (continued)

         A summary of the status of the Company's outstanding warrants as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:


                                                            Weighted Average
                                           Shares            Exercise Price
                                           ------            --------------

Warrants outstanding, December 31, 1994     2,121,067             $5.90
Warrants granted                                   --                --
Warrants canceled or forfeited                     --                --
Warrants outstanding, December 31, 1995     2,121,067             $5.90

Warrants granted                              500,000            $  .55
Warrants canceled or forfeited                     --                --
Warrants outstanding, December 31, 1996     2,621,067             $4.88


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
---------------------
                           $0.55          500,000          4.5          $ 0.55
                        $3.75-$5.50     1,845,067          2.8          $ 5.50
                           $9.08          276,000          2.8          $ 9.08
Exercisable Warrants:
---------------------
                           $0.55          500,000          4.5          $ 0.55
                        $3.75-$5.50     1,845,067          2.8          $ 5.50
                           $9.08          276,000          2.8          $ 9.08

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE 14 - SALES TO MAJOR CUSTOMERS


         In 1996, one customer, Bayindir Insaat Turizm Ticaret (a large, indoor amusement park in Istanbul, Turkey) represented 12% of revenues.


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



NOTE 17 - RESTATEMENT

In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in-capital. The intrinsic value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the Company's common stock, into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is treated as a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e. no valuation discounts allowed) as the fair value used in order to determine the intrinsic value dividend. However, since the proceeds of some series of preferred stock have been used to redeem previously issued preferred stock, the intrinsic value is reduced by the amount of any previously recognized dividend on the redeemed shares.

Prior to conforming to the accounting described above, the Company had not previously recognized an intrinsic value dividend on its preferred stock. The discounted conversion feature of its preferred stock (generally a 30-35% discount) was provided to its holders, in essence to avail them of a valuation discount (e.g. large block discount) against the Company's quoted market price of its common stock on the date the preferred stock converts. This valuation discount is similar to that provided when the Company has issued other large blocks of its common stock associated with acquisitions and other transactions.

                    Lasergate Systems, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE 17 - RESTATEMENT (continued)

The Company's preferred stock has been issued in various series, as further described in Note 13. During 1995, Series A and D were issued resulting in the recognition of preferred dividends (intrinsic value of beneficial conversion features) of $411,214 and $1,123,231 respectively. During 1996, Series E and F were issued resulting in the recognition of preferred dividends (intrinsic value of beneficial conversion features) of $696,429 and $2,139,924 respectively.

The restatement of the previously issued 1996 and 1995 financial statements, in order to conform to the accounting described herein for the intrinsic value of beneficial conversion features does not affect the financial statements, including the reported net loss and, stockholders' equity (including retained earnings), with the exception that the reported net loss available to common shareholders has been increased by $2,836,353 in 1996 and $1,534,445 in 1995 to reflect the intrinsic value of the preferred stock dividend as described herein:



                              Loss per Common Share

                                              1996                      1995
                                              ----                      ----

         As previously reported            $( .82)                   $(1.39)
         Preferred Stock dividend effect   $( .47)                   $( .51)
                                           -------                   -------
         As Adjusted                       $(1.29)                   $(1.90)


From the statement of stockholders' equity standpoint, the initial recognition of the beneficial conversion feature is simply an allocation of paid-in-capital and the recognition (amortization) of the dividend being recorded is simply an equivalent decrease and increase to additional paid-in-capital; accordingly, these items are not separately presented in the statement of stockholders' equity.

                                   SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LASERGATE SYSTEMS, INC.




                                            By: /s/ Jacqueline E. Soechtig
                                                -----------------------------
                                                JACQUELINE E. SOECHTIG
                                                President and Chief
                                                Executive Officer.

                                            Date: January 30, 1998