Form 10QSB/A
period 1997-06-30
LASERGATE SYSTEMS INC
filed 1998-01-30
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO.1

                                       ON

                                  FORM 10-QSB/A



/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         _____________

Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Florida                                               59-2543206
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         2189 Cleveland Street, Suite 230 Clearwater, Florida    33765
         -------------------------------------------------------------
            (Address of principal executive office)      (Zip Code)

                    Issuer's telephone number: (813) 803-1754



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.


Class                                          Outstanding at January 26, 1998
-----                                          -------------------------------
Common stock $0.03 par value                   7,462,061


Transitional Small Business Disclosure Format (check one)

Yes [_]        No [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

Part I.            FINANCIAL INFORMATION PAGE

         Item 1.   Consolidated Financial Statements                           3

                   Consolidated Balance Sheets as of June  30, 1997            3
                   (unaudited) and December 31, 1996

                   Consolidated Statements of Operations                       4
                   (unaudited) for the three months and six months ended
                   June 30, 1997 and 1996

                   Consolidated Statements of Cash Flows                       5
                   (unaudited) for the six  months ended
                   June 30, 1997 and 1996

                   Notes to Financial Statements (unaudited)                   6

         Item 2.   Management's Discussion and Analysis or Plan               11
                   of Operation



         Signature                                                            15

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          June 30,      December 31,
                                                                            1997            1996
                                                                        ------------    ------------
                                                                        (Unaudited)
Current assets
      Cash and cash equivalents                                         $    135,678    $  1,924,825
      Accounts receivable, net of allowance for
        doubtful accounts of $149,479 and $147,124                           713,604         868,931
      Inventories                                                            127,072         254,901
      Prepaid expenses                                                        82,507          40,966
                                                                        ------------    ------------
            Total current assets                                           1,058,861       3,089,623

Property and equipment, net                                                  330,415         304,024
Note receivable-trade                                                        148,477            --
Systems and software costs, net of amortization of $1,553,100
   and $1,525,856                                                            401,060         242,739
Goodwill, net of amortization of $332,063 and $265,568                     2,316,211       2,382,705
Customer lists and support contracts, net of amortization of
   $177,083 and $141,667                                                     247,917         283,333
Other assets, net                                                             37,726         134,521
                                                                        ------------    ------------

Total Assets                                                            $  4,540,667    $  6,436,945
                                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank:                                                    26,162          28,628
      Accounts payable, trade                                                715,465         542,671
      Deferred revenues                                                      385,172         909,516
      Accrued product costs                                                  533,938         570,919
      Accrued expenses                                                       975,053       1,128,658
                                                                        ------------    ------------
           Total current liabilities                                       2,635,790       3,180,392
Common stock subject to put options                                          140,000         140,000
                                                                        ------------    ------------
Total liabilities                                                          2,775,790       3,320,392

Stockholders' equity:
      Preferred stock, $.03 par value,  2,000,000 shares  authorized,
           7,945 and 8,000 shares issued and outstanding at
           June 30, 1997 and December 31, 1996,  respectively                    238             240
      Common stock, $.03 par value, 20,000,000 shares authorized,
           7,462,061 and 7,3621,061 issued and outstanding at
           June 30, 1997 and December 31, 1996,  respectively                223,862         220,862
      Additional paid-in capital                                          19,815,771      19,818,769
      Less:  Common stock, $.03 par value, 20,000 shares
           at June 30, 1997 and December 31, 1996, respectively,
           subject to put options                                           (140,000)       (140,000)
      Accumulated deficit                                                (18,134,994)    (16,783,318)
                                                                        ------------    ------------
           Total stockholders' equity                                      1,764,877       3,116,553
                                                                        ------------    ------------
Total Liabilities and Stockholders' Equity                              $  4,540,667    $  6,436,945
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

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Six Months Ended
                                                           June 30, 1997  June 30, 1996
                                                            -----------    -----------
Cash flows from operating activities:
      Net loss                                               (1,351,676)   ($3,153,210)
      Adjustments to reconcile net loss
          to cash used in operating activities:
      Depreciation, of property and equipment                    70,347         46,073
      Amortization of intangibles                               143,322      1,343,614
      Increase in provision for doubtful accounts                 2,355         54,043
      Stock-based compensation                                     --          198,113
      Decrease (increase) in:
          Accounts receivable, trade                            152,972       (646,285)
          Inventories                                           127,829        125,523
          Prepaid expense                                       (41,541)        50,533
          Other current assets                                     --             --
          Other assets                                           82,629         77,790
      Increase (decrease) in:
          Accounts payable and accrued expenses                  19,192        349,108
          Accrued product costs                                 (36,981)       183,807
          Deferred revenue                                     (524,344)       283,407
                                                            -----------    -----------

          Net cash used in operating activities              (1,355,896)    (1,087,484)
                                                            -----------    -----------

Cash flows from investing activities:
      (Additions) to, disposal of, property and equipment       (96,738)       (51,998)
      Capitalized software development costs                   (185,565)          --
                                                            -----------    -----------
Net cash used  in investing activities                         (282,303)       (51,998)
                                                            -----------    -----------


Cash flows from financing activities:

      Acceptance of note receivable plus accrued interest      (148,477)          --

      Repayment of loans, related parties                          --         (300,000)
      Repayment of loans, other                                  (2,471)
                                                                               (18,649)
      Repayment of obligations under capital leases                --           (2,108)
      Settlement of acquisition obligations                        --       (1,550,000)
      Net proceeds from issuance of  stock                         --        6,623,082

      Redemption of Preferred Stock                                --       (1,000,000)
                                                            -----------    -----------
      Net cash (used in) provided by financing activities      (150,948)     3,752,325
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents         (1,789,147)     2,612,843

Cash and cash equivalents, beginning of period                1,924,825        656,506
                                                            -----------    -----------



Cash and cash equivalents, end of period                    $   135,678    $ 3,269,349
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

The Company is presently seeking one or more potential strategic partners who can complement the Company's marketing and development efforts and increase its financial stability. As part of any arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interests. Management believes this is necessary in order to continue increasing revenue each year. Moreover, if a capital infusion is not made by a potential strategic partner, alternative financing will be required by the Company prior to year-end to even continue operations at their current level. The ability to obtain, as well as the costs of obtaining any such capital or credit are uncertain at this time.

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

CLASSIFICATION OF EXPENSES


Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated direct cost related to the support and maintenance of the Company's service contracts, and amortization of capitalized software costs.


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

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             Six Months Ended
                                                             ----------------
INTEREST AND INCOME TAXES PAID:                            1997            1996
                                                         -------         -------
      Interest                                           $ 1,534         $29,359
      Income Taxes                                             0               0

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      1996 and 1997:    None.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


For the six months ended June 30, 1997, the Company used $1,355,896 of cash in operating activities and incurred a loss of $1,351,676. From its inception in March 1985 through June 30, 1997, the Company has incurred a cumulative loss of $18,134,994. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.


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


During the first half of 1997, accounts receivable decreased $155,327 primarily due to increased collection efforts and inventory decreased $127,829 due to more efficient management and fewer installations being in process at June 30, 1997 than at December 31, 1996. Accounts payable increased $172,794 primarily due to the extension of payment terms by several professional service firms, and accrued expenses decreased $153,605 primarily due to the payment of accrued payroll, payroll taxes and other expenses which were accrued at year end. The decrease in accrued payroll and payroll taxes arose because payroll is payable on the last day of each month, but near year-end the Company changed its payroll service provider and the new provider did not charge the Company for the December 31, 1996 payroll until January 2, 1997. At December 31, 1996 accrued payroll and payroll taxes were $210,000 and at June 30, 1997 accrued payroll and payroll taxes were $9,656. All other accounts payable and accrued expenses increased $46,536 during 1997.


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

                                             Lasergate Systems, Inc.

                                             Registrant


Date: January 30, 1998                       /s/Philip P. Signore
                                             ---------------------------
                                             PHILIP P. SIGNORE
                                             Vice President and
                                             Chief Financial officer