Form 10QSB/A
period 1997-09-30
LASERGATE SYSTEMS INC
filed 1998-01-30
CIK 797324

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


           2189 Cleveland Street, Suite 230, Clearwater, Florida 33765
           -----------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                    Issuer's telephone number: (813) 803-1574




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


Class                                            Outstanding at January 28, 1998
-----                                            -------------------------------


Common stock $0.03 par value                     7,462,061

Transitional Small Business Disclosure Format (check one)

Yes [_]          No [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX
                                      -----

Part I.          FINANCIAL INFORMATION                                      PAGE

        Item 1.  Consolidated Financial Statements                             3

                 Consolidated Balance Sheets as of September  30, 1997         3
                 (unaudited) and December 31, 1996

                 Consolidated Statements of Operations                         4
                 (unaudited) for the three months and nine months ended September 30, 1997 and 1996

                 Consolidated Statements of Cash Flows                         5
                 (unaudited) for the nine  months ended
                 September 30, 1997 and 1996

                 Notes to Financial Statements (unaudited)                     6

        Item 2.  Management's Discussion and Analysis or Plan                 11
                 of Operation

Part II.         OTHER INFORMATION                                            15

        Item 6.  Exhibits and Reports on Form 8-K

        Signature                                                             16

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                        September 30,   December 31,
                                                                            1997            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
Current assets
      Cash and cash equivalents                                         $    239,672    $  1,924,825
      Accounts receivable, net of allowance for
        doubtful accounts of $161,980 and $147,124                           528,214         868,931
      Inventories                                                            148,572         254,901
      Prepaid expenses                                                        57,839          40,966
                                                                        ------------    ------------
            Total current assets                                           3,089,623         974,297

Property and equipment, net                                                  309,344         304,024
Note receivable-trade                                                        153,910            --
Systems and software costs, net of amortization of $1,581,427
   and $1,525,856                                                            445,612         242,739
Goodwill, net of amortization of $365,310 and $265,568                     2,282,963       2,382,705
Customer lists and support contracts, net of amortization of
   $425,000 and $141,667                                                        --           283,333
Other assets, net                                                             10,733         134,521
                                                                        ------------    ------------

Total Assets                                                            $  4,176,859    $  6,436,945
                                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank:                                                    24,888          28,628
      Accounts payable, trade                                                655,073         542,671
      Deferred revenues                                                    1,100,640         909,516
      Accrued product costs                                                  546,697         570,919
      Accrued expenses                                                       774,866       1,128,658
                                                                        ------------    ------------
           Total current liabilities                                       3,102,164       3,180,392
Common stock subject to put options                                          140,000         140,000
                                                                        ------------    ------------
Total liabilities                                                          3,242,164       3,320,392

Stockholders' equity:
      Preferred stock, $.03 par value, 2,000,000 shares authorized,
           7,945 and 8,000 shares issued and outstanding at
           September 30, 1997 and December 31, 1996, respectively                238             240
      Common stock, $.03 par value, 20,000,000 shares authorized,
           7,462,061 and 7,362,061 issued and outstanding at
           September 30, 1997 and December 31, 1996,  respectively           223,862         220,862
      Additional paid-in capital                                          19,815,771      19,818,769
      Less:  Common stock, $.03 par value, 20,000 shares
           at September 30, 1997 and December 31, 1996, respectively,
           subject to put options                                           (140,000)       (140,000)
      Accumulated deficit                                                (18,965,176)    (16,783,318)
                                                                        ------------    ------------
           Total stockholders' equity                                        934,695       3,116,553
                                                                        ------------    ------------
Total Liabilities and Stockholders' Equity                              $  4,176,859    $  6,436,945
                                                                        ============    ============

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                                  --------------------------------      -------------------------------
                                                         1997           1996                  1997           1996
                                                     -----------    -----------           -----------    -----------
Revenues                                             $ 1,042,114    $ 1,005,860           $ 3,346,578    $ 3,575,790

Operating expenses:


           Cost of Revenues (Including write-down
              of intangibles of $1,075,000 in
              June 1996)                                 763,676        492,315             2,591,985      3,501,033
           Development                                   106,578        150,821               316,264        312,884
           Selling, general and administrative
           (Including write-down of intangibles of
           $285,000 in September 1997)                 1,012,550        935,582             2,649,221      3,446,974
                                                     -----------    -----------           -----------    -----------


                      Operating Loss                    (840,690)      (572,858)           (2,210,892)    (3,685,101)


Other income (expense)                                    10,509         36,965                29,034         (4,003)
                                                     -----------    -----------           -----------    -----------

                     Net loss                        ($  830,181)   ($  535,893)          ($2,181,858)   ($3,689,104)
                                                     ===========    ===========           ===========    ===========

Net loss per common share                            ($      .11)   ($     0.07)          ($      .29)   ($     0.65)
                                                     ===========    ===========           ===========    ===========

Weighted Average Common Stock Outstanding              7,462,061      7,428,274             7,452,537      5,656,674
                                                     ===========    ===========           ===========    ===========



        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Nine Months Ended
                                                                    -----------------
                                                        September 30, 1997     September 30, 1996
                                                        ------------------     ------------------
Cash flows from operating activities:

Net loss                                                    ($2,181,858)           ($3,689,104)
       Adjustments to reconcile net loss
          to cash used in operating activities:
      Depreciation, write-down  and amortization                568,803              1,490,775
      Increase in provision for doubtful accounts                14,856                 57,644
      Stock-based compensation                                     --                  244,988
      Decrease (increase) in:
          Accounts receivable, trade                            325,861               (551,520)
          Inventories                                           106,329                232,744
          Prepaid expense                                       (16,873)                55,425
          Other current assets                                  102,538                (87,375)
          Other assets                                             --                   77,790
      Increase (decrease) in:
          Accounts payable and accrued expenses                (241,384)               308,663
          Accrued product costs                                 (24,222)               173,684
          Deferred revenue                                      191,124                (52,039)
                                                            -----------            -----------

Net cash used in operating activities                        (1,154,826)            (1,738,325)
                                                            ===========            ===========

Cash flows from investing activities:
      (Additions) to, disposal of, property and equipment      (114,227)              (123,725)
      Capitalized software development costs                   (258,445)                  --
                                                            -----------            -----------

 Net cash provided (used) in investing activities              (372,672)              (123,725)
                                                            -----------            -----------

Cash flows from financing activities:

      Acceptance of note receivable and accrued interest       (153,910)                  --

      Repayment of loans, related parties                          --                 (300,000)
      Proceeds from loans                                          --                   30,200
      Repayment of loans, other                                  (3,745)               (29,067)
      Repayment of obligations under capital leases                --                  (31,092)
      (Settlement)of acquisition obligations                       --               (1,550,000)
      Net proceeds from issuance of  stock                         --                6,623,082
      Redemption of Preferred Stock                                --               (1,000,000)
                                                            -----------            -----------
Net cash provided by financing activities                      (157,655)             3,743,123

Net increase (decrease) in cash and cash equivalents         (1,685,153)             1,881,073

Cash and cash equivalents, beginning of period                1,924,825                656,506
                                                            -----------            -----------
Cash and cash equivalents, end of period                    $   239,672            $ 2,537,579
                                                            ===========            ===========


        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1 - FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION
-------------------------------------------------------------------------

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

CLASSIFICATION OF EXPENSES


Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated direct cost related to the support and maintenance of the Company's service contracts and amortization of capitalized software development costs.


NET LOSS PER COMMON SHARE

The net loss per common share amount is based on the weighted average number of common shares outstanding during the periods. Common stock equivalents (options and warrants) and the effect of the convertible securities were not included in the calculation of net loss per share because they are antidilutive. At September 30, 1997, there were options and warrants outstanding to purchase 3,015,000 common shares at prices ranging from $0.2391 to $5.50 per share, and 7,945 Series F shares which can convert into as many as 17,655,556 common shares

NOTE 2 - SYSTEMS AND SOFTWARE COSTS
-----------------------------------

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

The Company estimates the cost of developing the new general admission products incorporating the modular concept will total approximately $400,000 to $450,000. In the third quarter of 1997, $73,000 of development costs were incurred for the new general admission products, and this entire amount was capitalized. Since inception, development costs incurred for the new general admission products total $389,000 of which $283,000 has been capitalized. The Company estimates the cost of developing a reserved seating module for the new product will total approximately $75,000 to $125,000 by the end of the first quarter of 1998, of which $15,000 has been incurred, none of which has been capitalized.

NOTE 3 -  AMORTIZATION
----------------------

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

NOTE 4 - NOTE RECEIVABLE-TRADE
------------------------------

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

NOTE 5  - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)
-----------------------------------------------------

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


Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning around January, 1999 these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new Windows (C) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. Many versions of non-compliant products have been sold and installed in the past, however, the terms of their licenses may expire or the customer may decide to replace their system before any modifications would be necessary. Thus, some versions may have no impact upon the Company, but other versions may require modifications or upgrades and the resources required to complete these modifications and upgrades may be substantial. Additionally, there can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. Management is currently evaluating the impact of Year 2000 requirements upon the Company, but it is too soon to estimate such impact.


NOTE 6 - LEGAL PROCEEDINGS
--------------------------

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

In early 1997, Derek Betty and James Potter instituted actions against the Company. The first action is entitled Derek Betty v. Lasergate Systems, Inc. ("the Betty Action") and the second action is entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. ("the Potter Action"). Both actions were brought in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The Betty Action alleged that the Company failed to return shares of the Company's stock which were being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleged a breach of the terms and conditions of a Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action sought damages in an amount in excess of $15,000. The Potter Action also alleges a breach of the Registration Rights and Put Option
Agreement. Moreover, the Potter Action includes allegations concerning James Potter's Consulting Agreement with the Company and a Non- Compete Agreement. The Potter Action sought a declaratory judgment determining that the Company and 1103065 Ontario, Inc. ("Ontario") were in material breach of the Non-Compete Agreement and that Potter be relieved of all obligations to perform under the Non-Compete Agreement. The Company succeeded in consolidating all of the proceedings in arbitration. On November 7, 1997, the Company signed a settlement agreement with Derek Betty and James and Marion Potter which ended the arbitration proceeding. The settlement agreement , among other things, canceled the outstanding put options, left the Non-Compete Agreement in place, and required the Company to make a cash payment of $30,000.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these and the above matters will have a material effect on the Company's financial position.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------

                                                  Nine Months Ended
                                                  -----------------
INTEREST AND INCOME TAXES PAID:            1997                       1996
                                           ----                       ----
      Interest                           $ 2,192                    $29,359
      Income Taxes                           -0-                        -0-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      1996 and 1997:    None.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

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


In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The Series G Shares have such features. As a result, the Company will recognize the intrinsic value of the beneficial conversion features as a dividend to preferred shareholders in the Company's fourth quarter, ending December 31, 1998. The amount of such calculated dividend will be $475,570.

--------------------------------------

The following table sets forth a pro forma condensed balance sheet as of September 30, 1997, as if the subsequent events described above had occurred at September 30, 1997.

                                                        September 30, 1997
                                            -------------------------------------------
                                                            Pro forma       Pro forma
                                            Historical     Adjustments     As  Adjusted
                                           ------------    ------------    ------------
ASSETS:
Cash                                       $    239,672    $  1,497,500    $  1,737,172
Other current assets                            734,625         (50,000)        684,625
                                           ------------                    ------------

Total current assets                            974,297                       2,421,797
Non-current assets                            3,202,562                       3,202,562
                                           ------------                    ------------
Total assets                               $  4,176,859                    $  5,624,359
                                           ============                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Total current liabilities                  $  3,102,164                    $  3,102,164
Common stock subject to put option              140,000                         140,000
                                           ------------                    ------------
Total liabilities                             3,242,164                       3,242,164
                                           ------------                    ------------

Preferred Stock                                     238             (13)            225
Common Stock                                    223,862                         223,862
Additional paid-in capital                   19,815,771       1,447,513      21,263,284
Common Stock subject to put option             (140,000)                       (140,000)
Accumulated deficit                         (18,965,176)                    (18,965,176)
                                           ------------                    ------------
Total Stockholders' Equity                      934,695                       2,382,195
                                           ------------                    ------------
Total Liabilities & Stockholders' Equity   $  4,176,859                    $  5,624,359
                                           ============                    ============


                                      -10-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

COST OF REVENUES:


Cost of revenues were $763,676 and $492,315 for the third quarter of 1997 and 1996 respectively, representing 73% of revenues during the third quarter of 1997 as compared to 49% during the third quarter of 1996. This increase was caused by the Company accepting ASC orders with a lower gross profit percentage than it normally receives. This was partially due to the size of the contract but was primarily due to it being the first sale of the complete general admission product (all modules of the new Windows(C) based system, including access control using proximity scanning).


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

SELLING, GENERAL AND ADMINISTRATIVE:


Selling, general and administrative expenses were $1,012,550 and $935,582 for the third quarter of 1997 and 1996 respectively, representing a $76,968 or 8% increase. The increase is due to the write-off of the customer list asset in the amount of $247,916 partially offset by decreases in professional fees of $47,000, bad debt expense of $61,000 and other expenses of $62,948.

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

COST OF REVENUES:


Cost of revenues were $2,591,985 and $3,501,033 for the nine months ended September 30, 1997 and 1996 respectively, representing 77% of revenue during 1997 and 98% during 1996.. This was primarily due to capitalized software costs which were written down $1,075,000 at September 30, 1996 due to the development of a replacement product (see Notes 2 and 3 to the financial statements). Additional causes were increased costs associated with early installations of the new general admission product and a lower gross profit percentage on ASC orders then it normally receives. This was partially due to the size of the contract but was primarily due to it being the first sale of the complete general admission product (all modules of the new Windows(C) based system, including access control using proximity scanning).


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

SELLING, GENERAL  AND ADMINISTRATIVE:


Selling, general and administrative expenses were $2,649,221 and $3,446,974 for the nine months ended September 30, 1997 and 1996 respectively, representing a $797,753 or 23% decrease. These amounts represent 79% of revenues in 1997 and 96% of revenues in 1996. The decrease is attributable to a number of expenses from 1996 that did not reoccur in 1997. Components of the decrease from year to year are a decrease of $400,000 due to a provision for incentive compensation for the executive group and managers in 1996, and a decrease of $225,000 due to a provision for contingent legal settlements in 1996. No such provisions were made in 1997. Other components of the decrease include decreases of $109,000 in investor relations expenses, $67,000 in accounting and auditing expenses, and $74,000 in legal expenses. These are primarily due to the costs of the private placements of Preferred Stock of the Company during 1996. Additional components of the decrease are $247,000 of non-cash compensation and $102,000 of bad debt expense. These decreases were partially offset by a write-down of intangible assets asset at September 30, 1997 in the amount of $285,000 and increases in all other expenses of $141,247.


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


YEAR 2000 COMPUTER ISSUES

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning around January, 1999 these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new Windows (C) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. Many versions of non-compliant products have been sold and installed in the past, however, the terms of their licenses may expire or the customer may decide to replace their system before any modifications would be necessary. Thus, some versions may have no impact upon the Company, but other versions may require modifications or upgrades and the resources required to complete these modifications and upgrades may be substantial. Additionally, there can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. Management is currently evaluating the impact of Year 2000 requirements upon the Company, but it is too soon to estimate such impact.

Part II.    OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K

            (a)         Exhibits:  27.1 Financial Data Schedule

            (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1997

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1997.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Lasergate Systems, Inc.

                                             Registrant


Date:   January 30, 1998                     /s/ Philip P. Signore
                                             -----------------------------
                                             PHILIP P.  SIGNORE
                                             Vice President and
                                             Chief Financial Officer