Form 10KSB/A
period 1996-12-31
LASERGATE SYSTEMS INC
filed 1998-02-13
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 AMENDMENT NO. 5
                                       on
                                  FORM 10-KSB/A



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


COST OF REVENUES


         Cost of revenues in 1996 and 1995 included the costs associated with the hardware and software acquired for the Company's customers, the full costs associated with the engineering and installation of the systems, and the full costs associated with the provision of customer support, and the amortization of the capitalized software costs.

         Cost of revenues increased to $3,104,792 from $2,902,769. This 7% increase was the result of costs related to a 48% increase in sales and increased warranty costs, partially offset by increased efficiencies in installing products. Warranty provisions for 1996 totaled $568,000 and warranty work charged against the allowance in 1996 totaled $430,000. The warranty work was primarily a continuation of the enhancements to original Delta and GIS sites as discussed in the Company's annual report on Form 10-K for the year ended December 31, 1995. As a percentage of revenues, cost of revenues in 1996 represented 74% of revenues compared to 102% of revenues in 1995. This improvement represents more efficient installation and support of products.



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

SELLING, GENERAL AND ADMINISTRATIVE



         Selling, general and administrative expenses increased to $4,547,990 in 1996 from $3,839,581 in 1995, representing a 18% increase. As a percentage of revenues, these expenses were 108% in 1996 and 135% in 1995, which reflects the substantial increase in revenues in 1996.



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


         General and administrative expenses increased to $3,274,239 in 1996 from $2,803,075 in 1995, representing a 12% increase. The principal components of the increases are increase in shareholder relations expenses, executive compensation, employee wages, legal fees, and bad debt expense.


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



                                                     /s/ Grant Thornton LLP


                                                     GRANT THORNTON LLP




Tampa, Florida
March 28, 1997
(Except for Note 17 as to which the date is February 13, 1998)


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


                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                            Years ended December 31,
                             Restated (see Note 17)

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




                    Lasergate Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995




                                                Preferred Stock      Common Stock
                                                ---------------      ------------
                                                                                                    Common
                                                                                                    Stock     Notes
                                                                                       Additional   Subject  Receivable
                                                           Par                 Par       Paid-In    to Put    Stock-   Accumulated
                                               Shares     Value     Shares    Value      Capital    Option    holders    Deficit
                                               ------     -----     ------    -----      -------    ------    -------    -------



BALANCE, DECEMBER 31, 1994                       36,364   $ 1,091 2,913,680   $87,412  $9,258,563 $(210,000)           $(7,578,574)

Issuance of common stock and Series B
  preferred stock in connection
  with GIS acquisition                          111,800     3,353   109,333     3,279    1,317,697

Less: note receivable collateralized by
  preferred stock                                                                                             (559,000)


Issuance of Series D  preferred stock less
  offering expenses of $215,024                 208,600     6,258                        2,987,949
Preferred stock dividend, Series D (intrinsic
  value of beneficial conversion features)                                              (1,123,231)

Grants of stock options for executive
  compensation                                                                             937,250
Conversion of Series D preferred to common
 stock                                          (28,600)     (858)  110,000     3,300      (2,442)


Issuance of Newly Designated Series A
 preferred stock in satisfaction of note
  payable, related party                         79,950     2,400                       1,099,749
Preferred stock dividend, Series A (intrinsic
  value of beneficial conversion features)                                                (342,643)

Exchange of newly designated Series A for
 previously designated Series A  preferred
  stock:
    Previously Designated Series A Shares
     redeemed                                   (36,364)   (1,091)
    Newly Designated Series A Shares issued      16,000       480                          69,182

Preferred stock dividend, Series A (intrinsic
  value of beneficial conversion features)                                                 (68,571)

Issuance of common stock under stock option
 plan                                                                 2,000        60       1,940
Exercise of common stock put option                                 (10,000)     (300)    (69,700)   70,000
Net loss                                              -         -         -         -           -         -          -   (4,206,782)
                                                -------   ------- ---------   ------- ----------- ---------  --------- ------------
BALANCE, DECEMBER 31, 1995                      387,750   $11,633 3,125,013   $93,751 $14,065,743 $(140,000) $(559,000)$(11,785,356)
                                                -------   ------- ---------   ------- ----------- ---------  --------- ------------


Retirement of Common Stock and Series B
 preferred stock in settlement of acquisition
  obligations                                  (111,800)   (3,355) (109,333)   (3,279)     22,609              559,000
Issuance of Series E preferred stock            162,500     4,875                       2,142,136
Preferred stock dividend, Series E (intrinsic
  value of beneficial conversion features)                                               (696,429)

Issuance of Series F preferred stock              8,000       240                       7,312,184

Preferred stock dividend, Series F (intrinsic
  value of beneficial conversion features)                                             (2,139,924)

Redemption of Series A  preferred stock         (95,950)   (2,878)                       (997,121)
Conversion of Series D preferred to common
 stock                                         (180,000)   (5,400) 1,673,479   50,204     (44,804)
Conversion of Series E preferred to common
 stock                                         (162,500)   (4,875) 2,627,902   78,836     (73,961)
Issuance of common stock as compensation                              45,000    1,350      40,836
Grant of stock options for
  Executive compensation                                                                  187,500
Net loss                                                                                                                 (4,997,962)
                                                -------   -------  ---------  ------- ----------- ---------  --------- ------------

BALANCE, DECEMBER 31, 1996                        8,000   $   240  7,362,061 $220,862 $19,818,769 $(140,000) $       - $(16,783,318)
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



         All development costs are capitalized once technological feasibility has been achieved on a product until the product is released for general sale, at which time, only the costs of development of significant additions to a product's features and functions are capitalized. Technological feasibility is determined on a project by project basis. For the software which the Company is reporting upon, technological feasibility is defined to be the creation of a working model which was created by December 1996. Thus, the Company's expenditures related to the development of its systems and software prior to December 1996, along with the cost to integrate GIS and Delta products with the Company's products in 1996 and 1995, have been expended and included in development costs. No amounts have been capitalized by the Company during 1996 and 1995, except those recorded as a result of the GIS and Delta acquisitions, and approximately $25,000 during the fourth quarter of 1996 (See Note 7), since either the amounts qualifying for capitalization under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" once technological feasibility (as defined) has been achieved, have been insignificant or the customer specifically funded the development of the unique and discrete systems and software through the customer contract.


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



From the statement of stockholders' equity standpoint, the initial recognition of the beneficial conversion feature is an increase in paid-in-capital and the recognition (amortization) of the dividend being recorded is an equivalent decrease in additional paid-in-capital.

                                   SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LASERGATE SYSTEMS, INC.





                                            By: /s/ Jacqueline E. Soechtig
                                                -----------------------------
                                                JACQUELINE E. SOECHTIG
                                                Chairman, President and Chief
                                                Executive Officer.

                                            Date: February 13, 1998