Form 10QSB/A
period 1997-06-30
LASERGATE SYSTEMS INC
filed 1998-02-13
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 AMENDMENT NO.2


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

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Six Months Ended
                                                           June 30, 1997  June 30, 1996
                                                            -----------    -----------
Cash flows from operating activities:
      Net loss                                               (1,351,676)   ($3,153,210)
      Adjustments to reconcile net loss
          to cash used in operating activities:
      Depreciation, of property and equipment                    70,347         46,073
      Amortization of intangibles                               143,322      1,343,614
      Increase in provision for doubtful accounts                 2,355         54,043
      Stock-based compensation                                     --          198,113
      Decrease (increase) in:
          Accounts receivable, trade                            152,972       (646,285)
          Inventories                                           127,829        125,523
          Prepaid expense                                       (41,541)        50,533
          Other current assets                                     --             --
          Other assets                                           82,629         77,790

          Note receivable plus accrued interest                (148,477)          --

      Increase (decrease) in:
          Accounts payable and accrued expenses                  19,192        349,108
          Accrued product costs                                 (36,981)       183,807
          Deferred revenue                                     (524,344)       283,407
                                                            -----------    -----------


          Net cash used in operating activities              (1,504,373)    (1,087,484)
                                                            -----------    -----------


Cash flows from investing activities:
      (Additions) to, disposal of, property and equipment       (96,738)       (51,998)
      Capitalized software development costs                   (185,565)          --
                                                            -----------    -----------
Net cash used  in investing activities                         (282,303)       (51,998)
                                                            -----------    -----------


Cash flows from financing activities:



      Repayment of loans, related parties                          --         (300,000)
      Repayment of loans, other                                  (2,471)
                                                                               (18,649)
      Repayment of obligations under capital leases                --           (2,108)
      Settlement of acquisition obligations                        --       (1,550,000)
      Net proceeds from issuance of  stock                         --        6,623,082

      Redemption of Preferred Stock                                --       (1,000,000)
                                                            -----------    -----------


      Net cash (used in) provided by financing activities        (2,471)     3,752,325
                                                            -----------    -----------


Net increase (decrease) in cash and cash equivalents         (1,789,147)     2,612,843

Cash and cash equivalents, beginning of period                1,924,825        656,506
                                                            -----------    -----------



Cash and cash equivalents, end of period                    $   135,678    $ 3,269,349
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


The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the six months ended June 30, 1997, the Company incurred a loss of $1,351,676 and has an accumulated deficit of $18,134,994 and used cash in operating activities of $1,504,373 during the first half of 1997.


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


For the six months ended June 30, 1997, the Company used $1,504,373 of cash in operating activities and incurred a loss of $1,351,676. From its inception in March 1985 through June 30, 1997, the Company has incurred a cumulative loss of $18,134,994. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.



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

                                             Lasergate Systems, Inc.

                                             Registrant



Date: February 13, 1998                      /s/Philip P. Signore
                                             ---------------------------
                                             PHILIP P. SIGNORE
                                             Vice President and
                                             Chief Financial officer