Form 10QSB/A
period 1997-09-30
LASERGATE SYSTEMS INC
filed 1998-02-13
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 AMENDMENT NO. 2
                                       ON
                                   FORM 10-QSB




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

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                        September 30,   December 31,
                                                                            1997            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
Current assets
      Cash and cash equivalents                                         $    239,672    $  1,924,825
      Accounts receivable, net of allowance for
        doubtful accounts of $161,980 and $147,124                           528,214         868,931
      Inventories                                                            148,572         254,901
      Prepaid expenses                                                        57,839          40,966
                                                                        ------------    ------------


            Total current assets                                             974,297       3,089,623


Property and equipment, net                                                  309,344         304,024
Note receivable-trade                                                        153,910            --
Systems and software costs, net of amortization of $1,581,427
   and $1,525,856                                                            445,612         242,739
Goodwill, net of amortization of $365,310 and $265,568                     2,282,963       2,382,705
Customer lists and support contracts, net of amortization of
   $425,000 and $141,667                                                        --           283,333
Other assets, net                                                             10,733         134,521
                                                                        ------------    ------------

Total Assets                                                            $  4,176,859    $  6,436,945
                                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank:                                                    24,888          28,628
      Accounts payable, trade                                                655,073         542,671
      Deferred revenues                                                    1,100,640         909,516
      Accrued product costs                                                  546,697         570,919
      Accrued expenses                                                       774,866       1,128,658
                                                                        ------------    ------------
           Total current liabilities                                       3,102,164       3,180,392
Common stock subject to put options                                          140,000         140,000
                                                                        ------------    ------------
Total liabilities                                                          3,242,164       3,320,392

Stockholders' equity:
      Preferred stock, $.03 par value, 2,000,000 shares authorized,
           7,945 and 8,000 shares issued and outstanding at
           September 30, 1997 and December 31, 1996, respectively                238             240
      Common stock, $.03 par value, 20,000,000 shares authorized,
           7,462,061 and 7,362,061 issued and outstanding at
           September 30, 1997 and December 31, 1996,  respectively           223,862         220,862
      Additional paid-in capital                                          19,815,771      19,818,769
      Less:  Common stock, $.03 par value, 20,000 shares
           at September 30, 1997 and December 31, 1996, respectively,
           subject to put options                                           (140,000)       (140,000)
      Accumulated deficit                                                (18,965,176)    (16,783,318)
                                                                        ------------    ------------
           Total stockholders' equity                                        934,695       3,116,553
                                                                        ------------    ------------
Total Liabilities and Stockholders' Equity                              $  4,176,859    $  6,436,945
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

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Nine Months Ended
                                                                    -----------------
                                                        September 30, 1997     September 30, 1996
                                                        ------------------     ------------------
Cash flows from operating activities:

Net loss                                                    ($2,181,858)           ($3,689,104)
       Adjustments to reconcile net loss
          to cash used in operating activities:
      Depreciation, write-down  and amortization                568,803              1,490,775
      Increase in provision for doubtful accounts                14,856                 57,644
      Stock-based compensation                                     --                  244,988
      Decrease (increase) in:
          Accounts receivable, trade                            325,861               (551,520)
          Inventories                                           106,329                232,744
          Prepaid expense                                       (16,873)                55,425
          Other current assets                                  102,538                (87,375)
          Other assets                                             --                   77,790


          Note receivable and accrued interest                 (153,910)                  --


      Increase (decrease) in:
          Accounts payable and accrued expenses                (241,384)               308,663
          Accrued product costs                                 (24,222)               173,684
          Deferred revenue                                      191,124                (52,039)
                                                            -----------            -----------


Net cash used in operating activities                        (1,308,736)            (1,738,325)
                                                            ===========            ===========


Cash flows from investing activities:
      (Additions) to, disposal of, property and equipment      (114,227)              (123,725)
      Capitalized software development costs                   (258,445)                  --
                                                            -----------            -----------

 Net cash provided (used) in investing activities              (372,672)              (123,725)
                                                            -----------            -----------

Cash flows from financing activities:


      Repayment of loans, related parties                          --                 (300,000)
      Proceeds from loans                                          --                   30,200
      Repayment of loans, other                                  (3,745)               (29,067)
      Repayment of obligations under capital leases                --                  (31,092)
      (Settlement)of acquisition obligations                       --               (1,550,000)
      Net proceeds from issuance of  stock                         --                6,623,082
      Redemption of Preferred Stock                                --               (1,000,000)
                                                            -----------            -----------

Net cash provided by financing activities                        (3,745)             3,743,123


Net increase (decrease) in cash and cash equivalents         (1,685,153)             1,881,073

Cash and cash equivalents, beginning of period                1,924,825                656,506
                                                            -----------            -----------
Cash and cash equivalents, end of period                    $   239,672            $ 2,537,579
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


The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the nine months ended September 30, 1997, the Company incurred a loss of $2,181,858 and has an accumulated deficit of $18,965,176 and used cash in operating activities of $1,308,736 during the nine months of 1997.


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


For the nine months ended September 30, 1997, the Company used $1,308,736 of cash in operating activities and incurred a loss of $2,181,858 From its inception in March 1985 through September 30, 1997, the Company has incurred a cumulative loss of $18,965,176. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.


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

                                             Lasergate Systems, Inc.

                                             Registrant



Date:  February 13, 1998                     /s/ Philip P. Signore
                                             -----------------------------
                                             PHILIP P.  SIGNORE
                                             Vice President and
                                             Chief Financial Officer