Form 10KSB
period 1997-12-31
LASERGATE SYSTEMS INC
filed 1998-05-08
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ANNUAL REPORT
                                       ON
                                   FORM 10-KSB


|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________


                         Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)
Florida                                                               59-2543206
-------                                                               ----------
State or other jurisdiction of                   (I.R.S. Employer Identification
incorporation or organization

2189 Cleveland Street, Suite 230, Clearwater, Florida                  33765
-----------------------------------------------------                  -----
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number: (813) 803-1574

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, par value $0.03 per share                Redeemable Warrants
---------------------------------------                -------------------
           (Title of Class)                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenue for its most recent fiscal year was $4,917,536.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

At April 28, 1998, the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates ( 15,184,550 shares) was $1,898,069.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

At April 28, 1998, 15,299,393 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]      No [X]

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

GENERAL

The Company is engaged in the development, assembly, marketing, servicing, installation, and sales of computerized admission control and revenue accounting systems. These products include a reserved seating ticketing system, general admission ticketing system and an access control solution which are marketed to ticketing operations at a variety of entertainment venues. The Company's products are generally marketed to the facility based entertainment industry and are used at many types of facilities, including amusement parks, theme parks, ski resorts, multi-purpose stadiums and arenas, performing arts theaters, museums, casinos, aquariums, and zoos in the United States, Canada, and certain countries outside of North America.

The Company has developed an access control system that employs applications of various technologies to automate and verify admission to attractions and to provide revenue control and accountability, while reducing fraud inherent in situations involving cash transactions when proper controls are not implemented. These technologies include proximity or radio frequency identification (RFID) scanning, laser (bar code) scanning, and reading magnetic stripe data. The system creates a detailed record of and permits individual charges for both overall facility admission and access to each of its attractions or events. The access control system has been designed to interface with any of the Company's general admission ticketing systems, thus providing a seamless solution.

In March, 1997, the Company introduced its newest version of the general admission ticketing product called Admits for Windows(R), a Windows NT(R) ticketing system. The system provides computerized point-of-sale general admission tickets, including timed admission tickets and/or wristband tickets for amusement and water parks. The Company has discontinued the sale of its previous general admission products, Admits Gold and Admits Platinum, but is still providing technical support for those products to customers with support agreements. During 1998, the Company plans to stop offering support agreements for Admits Gold and Admits Platinum products.

The Company markets its Video Imaging Season Pass system, in conjunction with the Admits for Windows(R) product. This system allows the venue to issue on-the-spot personalized credentials for season passes, membership cards, and employee cards. Producing a personalized credential involves bringing together information, a photo image, a bar code, and some fixed text onto a medium for tamper proof, durable use by a customer, employee, or member.

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

The Company has installed general admission ticketing systems in over 200 facilities including:

             The American Skiing Company
             Tatilya Park, Istanbul, Turkey
             Sun Valley, a ski and golf resort in Sun Valley, Idaho World of Coca Cola, Atlanta, Georgia and Las Vegas, Nevada Snowbird, a ski resort in Snowbird, Utah Blackpool Pleasure Beach, Ltd., Blackpool, England Regal Cinemas Fun Centers Art Gallery of Ontario National
             Science  Center  Museum  of  African  American  History,
             Detroit, Michigan

The Company's Select-a-Seat system is used by over 80 facilities including:

             Carnegie Hall, New York, New York
             Contemporary Group (providing tickets for the St. Louis Blues),
               St. Louis, Missouri
             Datatix (providing tickets for the Utah Jazz), Salt Lake City, Utah Kravis Center, West Palm Beach, Florida

Current installations vary from systems which provide for simple general admission tickets to those which allow access by patrons to an entertainment facility, to systems which provide for more complex arrangements, such as tickets of decrementing value, (the point or monetary value of the ticket decreases with each use), which permit limited access to individual events and attractions within a park. Individually bar-coded tickets are printed by the Admits for Windows(R) system and authorized for use by the holder upon printing. Relevant data concerning the remaining value and restrictions of the ticket are available from the access control system each time the bar code is read and processed. With bar codes, no information is actually contained in the bar code, but instead is held by the Admits for Windows(R) system in individual records identified by the unique bar code. The bar code is scanned by a laser scanner and, if the bar code is valid, the access control system releases a turnstile. This validation process, in conjunction with proprietary processing and storage features, permits the Admits for Windows(R) system to utilize many printing point-of-sale stations and turnstiles at individual attractions to process simultaneous information at all locations.

NEW PRODUCT STRATEGY

The Company's product strategy is focused on integrating leading edge hardware and software technologies into a cohesive family of products that provide users with the flexibility and control to positively impact their business results. Three elements of this new strategy include: transitioning from separate products to offering one product with a modular solution orientation; substituting a standard product with customized modules for customized application solutions; and moving from multiple platforms including DOS and UNIX to a Windows(R) platform.

During the fourth quarter of 1996, the Company began selling the next generation of its ticketing system, Admits for Windows(R). It is a Windows(R) version that includes ticketing, access control, concession sales, reporting and advanced reservations as well as other features currently under development designed to meet the many needs of Windows(R) based clients. The Company is currently integrating functions of the Select-a-Seat product into a Windows(R) NT based product. This will create a single product platform with the ability to generate general admission and reserved seat tickets, thereby providing customers with an integrated solution for multiple ticketing requirements.

ADMITS FOR WINDOWS(R)

Admits for Windows(R) is a Windows(R) based point-of-sale (POS) system that integrates technologies that enhance ticketing and access control operation. The system can be used to issue tickets, wristbands or receipts and provide access control both for general admission or timed admission events. A minimum configuration for an Admits for Windows(R) for Windows system presently consists of the following basic components: a personal computer, a printer, and the Company's Admits for Windows(R) ticketing software. It may also have optional peripherals, including but not limited to: touch screen monitor; specialized keyboards; ticket, wristband or receipt printer; credit card reader; and a customer display, as well as third party software for specialized applications.

Admits for Windows(R) is designed to handle the diverse needs of a ticketing office including cash control, ticket printing, event set-up and financial reporting. It can also include point-of-sale software for gift shops and concession stands, as well as access control using turnstiles and proximity or radio frequency identification (RFID) scanning or laser (bar code) scanning. Although it is not protected by a registered copyright, Admits for Windows(R) is deemed by the Company to be proprietary and the Company relies upon a combination of contract and trade secret laws to protect its proprietary interest in such software (See "Intellectual Property"). What the Company believes to be the proprietary nature of the Admits for Windows (R) system is a result of the inter-relationship of these components and the increased number of functions that this relationship provides, as well as the software which links them, rather than the components themselves. Additional software systems could include, but are not limited to, credit card processing, season pass capability, access control, capacity ticketing, and additional products provided by third parties, such as fund raising. Admits for Windows(R) can be a stand-alone POS device or multiple POS stations networked together, selling from one common inventory of available events. Using the Windows(R) platform, Admits for Windows(R) delivers a superior price/performance ticketing and access control solution.

The Admits for Windows(R) product architecture uses a layered approach that provides the user with a relatively powerful set of user definable configuration options in addition to a high level of integrity of operations. The Company deploys this product architecture to enhance performance and provide customers with application and programming flexibility. The configuration layer of the architecture provides software development tools for custom configurations. By developing this configuration layer, the Company has given the end user the ability to configure systems more effectively and efficiently with less risk and expense of software modifications.

The Company's Admits for Windows(R) computer software system provides general admission ticketing for facilities that desire the flexibility of offering tickets that can be printed for a variety of applications, with and without bar codes. It ranges from simple entry fees to timed admission and tickets of decrementing value.

Unlike other forms of admission control, which can be subject to tampering, the Company's access control system maintains the records for each ticket holder on the system computer and only recognizes those tickets produced by Admits for Windows(R). This makes counterfeiting nearly impossible and prevents ticket holders from manipulating the value of their ticket. While competitors offer systems which supply many of the same features as Admits for Windows(R) the Company believes that the large number of features and flexibility of its system gives the Company a competitive advantage in marketing its products (See "Competition.").

The Company continues its success with respect to the installation of Admits for Windows(R) in the snow skiing resort market. The system provides for fast lift ticketing and season pass production in addition to mobile scanning at lift entry areas. Recent installations include the American Skiing Company's seven resorts, including Sunday River, Maine, Killington, Vermont, and The Canyons in Utah.

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

            ATTENDED AND AUTOMATED POINT OF SALE TERMINALS. Tickets can be sold either by an attendant with a point-of-sale terminal, which includes a cash drawer, a terminal to select the ticket type and ticket printer, or by an automated point-of-sale terminal. As a ticket is printed, a computer record is made of the bar code, the type of ticket sold, its cost and the type of payment. These can be reconciled later against the funds collected by a ticket attendant. The terminal can also be utilized to record patron survey information.

An automated point-of-sale terminal menu is much like a bank ATM. The patron answers questions about the type of ticket desired on a touch screen, inserts cash or credit card and the terminal prints the ticket. Both the automated and attended point-of-sale terminal have the capability of directly communicating with credit card companies to check the patron's credit and make the appropriate charge. Accountability for cash receipts occurs by tracking and reporting all cash and other collections and the subsequent use of the ticket issued.
Each transaction and entry updates the record for each bar code.

SCANNERS. Scanners can be directly linked to Admits for Windows(R) software to read bar-coded tickets produced by the Admits for Windows(R) software. Scanners can be hand-held or integrated with access control equipment.

PRICE. The price for the Admits for Windows(R) system varies widely depending on the complexity of the system desired, the kinds of additional features added to the system, and the number of people expected to use the system, which affects the number of entry points and the equipment required. To date, most of the Admits for

Windows(R) systems the Company has installed were sold for prices ranging from approximately $55,000 to $300,000.

ADMITS FOR WINDOWS (R) FEATURES. Admits for Windows(R) systems are adaptable to allow a facility to meet its ticketing requirements. Applications range from ticketing for simple general admission to a facility to more complex ticketing, such as season passes, tickets which admit the holder to certain or all rides and/or areas of the park and discount tickets which may only be used at certain times of the day or on certain days. Admits for Windows(R) systems are menu driven, allowing individuals without computer skills to operate them. The Systems are also flexible, allowing facility personnel to modify the charge (i.e., apply a coupon or discount, give consideration to the age of the ticket holder, etc.) to the ticket holder for a given ride or attraction. A ticket or card can be printed at one of several locations and can include the name of the facility. The type of ticket and any other information specified by the facility may also be included. Tickets can be designed in the form of paper tickets for single day use, laminated plastic cards with photographs for season pass use, or wristbands for use by children or in water parks.

Facilities are able to utilize the ability of the Admits for Windows(R) system to generate a wide variety of ticket types and to easily change the value of a ticket-type to enhance revenues. For example, an amusement park can lower the points needed to enter an attraction during low-usage periods to equalize patron traffic and generate more revenue during low-use time periods. Similarly, a park can offer commercial sponsorship for various attractions during specific time periods, attracting advertising income. The system's flexibility permits numerous variations of ticketing strategies to encourage facility attendance and increase usage.

ACCESS CONTROL

BACKGROUND. Bar codes, which have been available for use since the 1970's, consist of a series of lines or bars printed on paper or plastic. By varying the width of the bars and spaces between the bars, a bar code provides an item, such as a ticket, with a unique identity. The Company also utilizes magnetic stripe and proximity chip technologies providing equally unique characteristics.

The Company's technology, through its admission and access control system, reduces fraud and labor costs while enhancing accountability and profitability. Within the United States alone, the entertainment and recreation industries encompass tens of thousands of facilities adaptable to the Company's systems. Included are family entertainment centers, fairgrounds, stadiums, water parks, amusement parks, arenas, zoos, aquariums, museums, ice skating facilities, movie theaters and convention centers.

Use of bar codes and standard scanning equipment or radio frequency hand-held scanners permits the access control system to closely monitor general attendance at both amusement/theme park facilities as well as ski resorts. By determining the validity of each ticket based on its identification number encoded in its barcode or proximity chip, these scanning devices reduce the possibility of admission from counterfeit tickets.

FEATURES. The Company's access control system, which is an optional feature with the Admits for Windows(R) family of products, integrates the scanning technology of bar codes and proximity chips with laser scanners placed in turnstiles, and hand-held or stationary proximity readers. The Company believes the proprietary nature of the access control system is the inter-relationship of the components, as well as the software that links them, rather than the components themselves. To gain entry to a facility or an individual attraction, the bar code or chip on or in the card or ticket is scanned by a laser scanner located at the point of entry. The ticket holder can scan the ticket in any direction. After it is processed, if the ticket is valid, the access control system responds with an audible signal and, if desired, opens a turnstile. If the ticket holder does not pass through the turnstile, the ticket retains its prior value. In facilities where tickets decrease in value as used, display devices may be placed throughout the facility to simply read the ticket value so that a holder can determine the remaining value of a ticket.

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

SELECT-A-SEAT

The Company's reserved seating software system is called Select-a-Seat. Select-a-Seat is a broad in-house computerized box office management, reservation and event marketing system. For reserved seating as well as general admission sales. Select-a-Seat has 90 installations servicing over 200 facilities, which are selling in excess of 40 million tickets annually in the United States, Canada, Malaysia, and Singapore. The software can be used for distribution and control of admission tickets for theaters, professional sports teams, university athletic departments, multi-purpose arenas, racetracks, casinos, concert halls, performing arts organizations, museums and IMAX theaters.

Select-a-Seat maintains an inventory of available seats in a facility, including section, row and seat information. At the time of sale, the system prints tickets for a customer with the pertinent performance information as well as the seating location . Select-a-Seat displays a series of prompts on a computer screen, leading the ticket seller through the selling process. Once a ticket sale is completed, all pertinent performance records are updated and inventory is simultaneously depleted. Select-a-Seat controls reserved seating and general admission box office sales, telephone and mail order reservations, group reservations, remote outlet sales, and season subscription ticket sales. The Select-a-Seat season ticketing program provides for rapid, efficient and simple entry of season ticket purchases or account data, seat assignment, payment posting, account verification, financial auditing, seat status auditing, ticket printing and client invoicing.

In addition to ticket sales and revenue control, Select-a-Seat stores a database of ticket buyers. Facilities can maintain such information as name, address, purchase and payment history, and demographic information such as age, performance preference and source of account.

When selling tickets, Select-a-Seat displays a series of prompts on a computer screen, leading the ticket seller through the selling process. Tickets are held in the system, unavailable for other sales, while a transaction is in process. Once a ticket sale is completed, all pertinent performance records are updated and inventory is immediately depleted. Any unsold tickets held for that transaction are made available again.

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

The Select-a-Seat system is also purchased by entrepreneurs and governmental agencies to set up regional or citywide ticket distribution networks as an alternative to a national service bureau. The Select-a-Seat system is an alternative to a national service bureau, allowing facilities to control their own ticket inventory, maintain reasonable service charges, and retain service charge revenue. The Company has sold and installed Select-a-Seat Systems that sell tickets where the event is held, as well as over the telephone and through remote ticket distribution points. When organizations purchase Select-a-Seat, tickets sold over the telephone and at remote sales locations can carry a per ticket service charge, which the owner of the system retains. Therefore, many organizations will purchase Select-a-Seat to be used as a source of generating additional revenue for the facility as well as controlling inventory and ticket sales.

In addition to ticket and revenue control functions, Select-a-Seat can be used to store various characteristics of each individual patron, such as car parking preferences, novelty purchases made, performance preferences and past responses to various forms of advertising. These characteristics, combined with demographic and biographic data, give system owners a powerful tool for direct mailings.

Select-a-Seat offers features specifically designed to meet the needs of various market niches such as performing arts venues, large stadiums, citywide ticket bureaus and professional sports teams.

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

DISCONTINUED PRODUCTS. During 1997, the Company did not have any sales of its legacy products (Lasergate Admits Gold and Admits Platinum). None of these products were a primary focus of the Company in 1997, and the Company considers them to be discontinued.

PRODUCT SERVICING AND ADMINISTRATION

The Company has developed a number of common procedures for producing and servicing each of its products, as explained below.

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

The Company provides initial training for the administrators and/or facility personnel of each system at each installation and provides a user manual. The Company encourages training of personnel at the supervisory level and encourages these individuals to train the end users that operate the Company's system within the customer's environment. Additional training is available either at the installation site or the Company's headquarters at the option and expense of the purchaser.

WARRANTY MAINTENANCE AND SERVICING. The Company offers a 90-day warranty for its software products. After the end of the warranty period, the Company offers its customers maintenance and servicing for an annual fee. The Company provides for telephone response to calls for assistance during certain business hours and days, or available around the clock, seven days a week for certain additional charges. Also provided are standard updates to the system purchased, user guides and repair or replacement (at customer expense) of hardware components. The Company's customer support staff is often able to diagnose and correct problems through computer link-up from the Company's headquarters to each site. If more extensive modifications are required or if a facility requires training for additional personnel, Company personnel will make additional site visits for a fee.

As of December 31, 1997, the Company has accrued $554,000 to provide for costs which may be incurred to fix software errors ("bugs") including estimated costs to make discontinued products "Year 2000 Compliant." Management believes all current products are "Year 2000 Compliant."

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

MARKETING

The Company's overall marketing strategy is focused on a distribution model that provides for direct distribution. The Company's products are segmented to address requirements targeted at specific entertainment venues which include amusement/theme parks, ski resorts, stadiums and arenas, performing arts theaters, museums, aquariums and zoos and regional ticketing networks.

The Company has traditionally marketed its products and services through a direct sales channel. Marketing efforts take place principally at selected industry trade shows which are aligned with the above defined vertical markets, at regional seminars which focus on application solutions, through targeted direct mail campaigns and by advertising in trade periodicals. Qualified leads, generated as a result of these marketing efforts, and high profile, target accounts selected from the above vertical markets, provide the basis upon which the direct sales organization pursues new opportunities. Additionally, some new prospects have been attracted by the positive impressions created through discussions with or visits to existing customer installations.

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

The Company views its installed base as a very important source of new leads and, in fact, it has led to substantial business in 1997. The Company intends to continue to explore these references and use its installed base as a basis for getting new business.

The Company markets products that typically require substantial customization in order to meet the customers' particular requirements. While the Company has reduced the cost of installing, customizing and servicing (maintaining) the customized software, these costs have remained higher than desired. With this in mind, in June 1996, the Company initiated an internal assessment of its marketing and product management strategies to determine whether the Company's software could be modified in order to provide a broader range of product options to its customers without incurring substantial customization costs.

As a result of the assessment, the Company concluded that its principal application components for ticketing, revenue management and access control will continue to provide significant benefits to our customers and prospects;
however, rather than continue to market products that require substantial customization, it will design and offer products in a modular fashion that allow the user to define how the software is set up or configured for a particular site through a table-driven set of parameters selected by the user. They will consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that would require limited or no customization by the Company. Additionally, the implementation of this project will afford the Company an opportunity to employ the same development tool (a high level, Rapid Application Development language) for each module that will provide a high degree of consistency and efficiency in the product development process. Although no assurances can be given, management expects that applying the Company's proprietary technology in this fashion will provide a more effective means of delivering business solutions to the entertainment industry.

This modular concept was implemented in the Company's new Admits for Windows(R) product which was introduced in May, 1997. For most of 1997, the additional costs of introducing the new product more than offset any cost savings achieved, but the Company has begun to achieve cost reductions as a result of this development effort and new product introduction in areas of product development and customer support. In addition, the product has a new appearance that is more user friendly and allows the user to modify a configuration layer (without access to the source code), which can remain in place when updating the product to a new revision level. As a result, the Company expects its new products to be more competitive in the market.

CUSTOMERS

The Company has sold its products to a variety of customers. Listed below are several examples of installations:

SELECT-A-SEAT AT CARNEGIE HALL, NEW YORK, NEW YORK. Select-a-Seat was installed in Carnegie Hall in 1987. There are over 35 users of this system that sell tickets to all concert performances, taking telephone reservations and processing season subscription ticket sales;

ADMITS FOR WINDOWS(R) AT AMERICAN SKIING COMPANY. Admits for Windows(R) is installed at seven ski resorts operated by American Skiing Company. These sites include Killington, Sugarbush, Attitash, and Mount Snow in Vermont; Sunday River and Sugarloaf in Maine; and The Canyons in Utah. This installation represents the largest networked computing application to date for the Company. It includes new radio frequency identification scanning (proximity scanning) technology and new applications designed and developed to enhance the customer's ability to market and ensure their guests' convenience and satisfaction. All sites include multiple point-of-sale stations, video ID stations, and RFID pass scanning at the lifts. The proximity cards issued to guests act as debit cards, frequent visitor cards, and season passes, permitting card holders to proceed directly to the lifts without waiting in point-of-sale ticketing lines.

ADMITS FOR WINDOWS(R) AT SUN VALLEY SKI RESORT, SUN VALLEY, IDAHO. The Admits for Windows(R) at Sun Valley Ski Resort includes 27 point-of-sale stations for lift ticket sales, six video ID stations for season passes, and 6 radio frequency ski lift scanning stations for access control. It processes over 400,000 tickets per year.

ADMITS FOR WINDOWS(R) AT ART GALLERY OF ONTARIO, ONTARIO, CANADA. The Admits for Windows(R) system at the Art Gallery of Ontario ("AGO") was installed in the first quarter of 1997. It includes 12 point-of-sale stations for main ticketing, group sales and back office ticketing applications. The system has enabled AGO to implement an Art Card which provides bar coded access control through 6 entry points utilizing custom ticket stock imprinted with selected artwork.

Due to the length of time it takes for the Company to purchase, customize and install certain of its products, there may occasionally be a backlog of orders for equipment. As of December 31, 1997 and December 31, 1996, the Company's backlog was $893,000 and $963,000 respectively. The backlog represented sales to numerous sites with purchase prices ranging from approximately $90,000 to $196,000. Management believes the backlog was less than the prior year because of the transition in sales from legacy products to the new product. As is common within the software industry, some prospective customers refused to consider a system that did not have a lengthy history of performance at sizable installations within their market segment. In 1996, Bayindir Insaat Turizm Ticaret (a large, indoor amusement park in Istanbul, Turkey) represented 12% of the Company's sales. In 1997, American Skiing Company (owner of multiple U.S. ski resorts) represented 54% of the Company's sales.

COMPETITION

The Company faces significant competition from different sources. This competitive activity can be analyzed by the following areas: product features and capabilities, price, service/support, product availability, technology, and corporate structure.

PRODUCT FEATURES AND CAPABILITIES

ADMITS FOR WINDOWS(R). There are several companies in the United States offering basic computerized ticketing capabilities which are similar to those the Company offers through its Admits for Windows(R) systems. They include, among others, PACER CATS and Gateway Ticketing Systems. While those firms have automated ticketing programs similar to that of the Company, and have resources substantially greater than those of the Company, the Company believes Admits for Windows(R) competes effectively with these companies on the basis of pricing and ease of installation, use and maintenance.

SELECT-A-SEAT. The Company's Select-a-Seat reserved seating system competes against companies such as Ticketmaster, Inc., Select Ticketing Systems and Prologue Systems, Inc. Some of those companies have resources substantially greater than the Company. The Company believes that it competes effectively both in pricing and over all functionality of its Select-a-Seat system and that the Company has a competitive advantage in that the Select-a-Seat software will operate with a wide variety of hardware products that a customer might already own. The computerized reserved seat ticket industry has historically been dominated by two national ticketing companies: Ticketron, Inc. and Ticketmaster, Inc. Ticketron, Inc. was acquired by Ticketmaster, Inc., leaving only one national ticketing company, Ticketmaster, Inc. Ticketmaster, Inc. leases their equipment and software to arenas, stadiums and theaters and establishes remote sales locations and telephone reservations centers to sell tickets. Ticket buyers pay a service charge to Ticketmaster, Inc. for their services. Service charges can range from $1.50 per ticket to over $7.50 per ticket. The Company's Select-a-Seat system, as an alternative to the national ticketing companies, allows facilities to retain control of their ticket inventory, and ticketing service charges. When organizations purchase Select-a-Seat, all tickets sold over the telephone, the Internet, or at remote sales locations can carry a per-ticket service charge (if the owner chooses to do so) which the owner of the system retains. Therefore, many organizations purchase Select-a-Seat as a source of revenue. For a discussion of Select-a-Seat, see the information included under the caption "Select-a-Seat" above.

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

PRICING

There is significant and consistent competitive pressure to adjust and modify pricing, particularly for hardware components. The Admits for Windows product, with its differentiated feature set continues to command a premium price, however as the product matures and as competitors develop their competitive offerings, the price will need to be reduced. The Select-a-Seat product is market priced, however due to its life cycle position, the Company will be forced to consider additional investment of development resources in an aging product versus giving price reductions to maintain the Company's competitive position.

SERVICE AND SUPPORT

The majority of the Company's competitors have established customer service centers, help desks, and technical support services. The ability to provide highly reliable, well skilled support staffs generally extends the competitive position of each company. The Company has deployed these functions to support customer needs, and is able to remain competitive in most markets served.

PRODUCT AVAILABILITY

Currently, the Company distributes its products through its direct sales channel, and although this remains to be an effective method, reserved seat customers have recently expressed alternative buying preferences. The Company's major competitors have responded quickly to these preferences by deploying on-line ticketing through the Internet. Although this method of distribution is unrefined, it has captured the interest of many, and has created significant discussion in the market. The Company has recognized the value of the distribution channel and intends to develop its own offering.

TECHNOLOGY

The  Company's  products  conform  to  industry   standards,   and  the  product
architecture provides customers with seamless integration of third party packages. This capability is currently unsurpassed in the industry to management's knowledge and provides the Company a competitive advantage.

CORPORATE STRUCTURE AND OTHER

The Company is publicly held, and as such is required to disclose all activities, financial and otherwise. At times, this has been a disadvantage, allowing competitors to obtain and publicize information in ways that have created concern among prospective customers.

The Company generally enters into non-disclosure agreements related to its proprietary technologies and trade secrets with its employees and with those companies and individuals with which it has contractual agreements.

PRODUCTION AND SUPPLIERS

The Company produces each of its systems by enhancing, integrating and assembling various components readily available from numerous suppliers. A few components, such as metal housings and circuit boards are specially manufactured for the Company to its specifications and ordered from one or more suppliers. The Company's major suppliers are Digital Equipment, Tech Data, Data General, BOCA Systems, Inc., Peak Technologies, Brady Signmark, Alvarado Manufacturing Co., Indiana Cash Drawer Corporation, and Jetstar, Inc. The other products the Company offers are primarily software.

The Company typically assembles and tests its software at its headquarters and installs it along with appropriate hardware on-site for its various customers.

PERSONNEL

In order to reduce its overhead costs, the Company entered into an agreement effective December 16, 1996, with a firm that provides all administrative services relating to payroll, personnel and employee benefits (an employee leasing agreement). Management continues to hire, dismiss, set pay rates, and supervise the employees.

As of December 31, 1997, the Company employed (or employee leased) 38 individuals, including 4 in management, 7 in engineering, 10 in operations, 10 in sales and marketing, 4 in finance and accounting and 3 support staff personnel. The Company retained one individual as a contract employee and another individual who served as a part-time consultant.

The Company generally enters into non-disclosure and non-competition agreements with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company believes its relations with its employees are excellent.

INTELLECTUAL PROPERTY

The Company holds a copyright for the software comprising the Select-a-Seat system. The Company has service marks for the names Select-a-Seat and Lasergate Systems, Inc. and also for the Select-a-Seat and LSi logos. The Company believes that its copyright and service marks provide it with a competitive advantage and are valuable assets.

The Company regards certain features of its internal operations, software and documentation as proprietary. The Company relies on a combination of contract, copyright, service mark and trade secret laws as well as other measures to protect its proprietary information. The Company generally enters into confidentiality agreements with each of its employees and customers and, where appropriate, with certain vendors, in which each party agrees not to use the Company's proprietary intellectual property for purposes other than those for the benefit of the Company. In addition, the Company safeguards its technology through security measures such as passwords and codes. Policing unauthorized use of the Company's information and technology is difficult, and there can be no assurance that these safeguard measures will be successful or that the Company will have the financial resources necessary to enforce its proprietary rights. Trade secret laws in the computer technology area are rapidly developing and, should the Company's proprietary products be appropriated, it may seek to enforce its rights.

While the Company's competitiveness may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant competitive factors than the know-how, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. While competitors may be able to develop software products with similar capabilities, the Company believes that a competitor would have to devote substantial resources to develop products that can compete effectively with the Company's products. Accordingly, although the Company deems its proprietary interest in its service marks and copyright to be important, it does not believe that its failure or inability to protect that interest would have a material adverse effect on its business. The competitive advantage derived from the technology involved in each of the Company's products is a result of the inter-relationships of the components and the variety of features that they are able to provide when integrated, and the software that links them, rather than the individual components themselves.

The Company has applied for copyrights in order to protect its new Admits for Windows(R) product There can be no assurance that a copyright will be obtained or that it will afford sufficient protection for the Company's products. In addition, the Company may not have the resources necessary to enforce its rights with respect to any of its copyrights, trade secrets, service marks or prospective filings since this can sometimes involve protracted legal battles.

As referred to above, the Company has service marks for the names Select-a-Seat and Lasergate Systems, Inc.; Admits for Windows(R) is a product of the Company. All other brands and products mentioned in this report are trademarks of their respective holder(s).

YEAR 2000 COMPUTER ISSUES

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning around January 1999, these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new Windows(R) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. Many versions of non-compliant products have been sold and installed in the past; however, the terms of their licenses may expire or the customer may decide to replace their system before any modifications would be necessary. Thus, some versions may have no impact upon the Company, but other versions may require modifications or upgrades and the resources required to complete these modifications and upgrades may be substantial. Additionally, there can be no absolute assurance that the Company's software products that are designed to be Year 2000 compliant are actually compliant. Management is currently evaluating the impact of Year 2000 requirements upon the Company, and developing a plan to limit the Company's exposure and cost of compliance. Management currently estimates the cost of compliance to be approximately $100,000 and has provided for this cost as part of its warranty provision.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leased approximately 11,910 square feet of office space in Clearwater, Florida, until November 1997. The monthly rent expense during 1997 was approximately $14,000 per month. The lease did not expire until April 30, 1999, but was terminated early without a cancellation penalty.

In November 1997, the Company leased approximately 10,160 square feet of office space in Clearwater, Florida. The lease expires on November 30, 2002. The Company has the right under its written lease agreement to one five-year renewal of the lease at prevailing market rates. The Company also has a right of first refusal for additional office space in the same office complex as space becomes available. Until November 1998, the rent payable will be approximately $8,200 per month.

ITEM 3. LEGAL PROCEEDINGS

On June 15, 1995, the Company's founder and former President and Chief Executive Officer, Donald Turner, commenced an action against the Company in the Circuit Court for Pinellas County, Florida, Civil Division. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages that in the aggregate could exceed $1,000,000. The Company believes Mr. Turner's suit is without merit and intends to continue vigorously defending the action.

On or about June 27, 1997, a class action was commenced in the United States district Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against inter alia, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the Company violated Sections 11 and 12 (2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law, as well as making negligent misrepresentations. In February 1998 the Company moved to dismiss the complaint in its entirety. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following tables set forth the high and low sales prices for the Common Stock on the NASDAQ Stock Market for the periods indicated:


QUARTER ENDED                       HIGH SALES PRICE             LOW SALES PRICE
-------------                       ----------------             ---------------
March 31, 1996                            $2                          $7/8
June 30, 1996                              1                          11/16
September 30, 1996                         1                          17/32
December 31, 1996                        25/32                         7/32
March 31, 1997                            3/4                          9/32
June 30, 1997                            15/32                         7/32
September 30, 1997                        7/16                         7/32
December 31, 1997                         1/2                          1/8

As of April 28, 1998, there were 4,197 holders of record of the Common Stock. No dividends have ever been declared or paid on the Company's Common Stock and the Company does not presently intend to pay any dividends on its Common Stock. The closing price of the Common Stock on April 28, 1998, was $1/8 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company has a net loss for 1997 of $2,923,069, and a history of operating losses that have accumulated to $19,706,387, at December 31, 1997. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The report of our independent certified public accountants is qualified as to this going concern uncertainty. The following commentary addresses the Company's operations for 1997 and its plan to improve future results.

Since June, 1996, the Company has committed substantial resources to the design, development, and marketing of its new Admits for Windows(R) product. Concurrently, the Company has dedicated significant resources to maintenance of its Legacy products. While these development, marketing and maintenance costs were being incurred, the Company began a product launch designed to fully replace its main product line. The new Admits for Windows(R) general admission ticketing and access control products are rich in features desired by customers, and the product platform, Windows NT(R), is the platform of choice for many customers. Management believes that the Company's product direction is focused correctly and that the Company will continue to gain market share as the product matures over the next year. However, the sales force had limited success in 1997, primarily due to the reluctance of customers to license software that is critical to their business until it has been installed for an extended period of time at a facility similar to their own. This situation began to change in late 1997 as the Company's prospective customers were able to obtain references regarding the Company's product from several existing customers who had been using the product since early in the year, and the Company succeeded at selling and installing the new Admits for Windows(R) product at eighteen installations in 1997, including all four of the targeted market segments for the product as follows:
                                                   Unaudited
                                     ---------------------------------
            Market Segment           Installations           Customers
            --------------           -------------           ---------

Ski Resorts                                9                      3
Museums, Aquariums & Zoos                  5                      4
Family Entertainment Centers               3                      1
Theme Parks and Amusement Parts            1                      1
                                          --                     --
            Totals                        18                      9

Management believes that having the Admits for Windows(R) product installed at the above sites will improve its ability to sell the product and expects 1998 sales opportunities to be at least the same as those experienced in 1997. However, the Company's financial stability has affected its sales. The company cannot provide an absolute guarantee to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the Company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for approximately one year now, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and negative working capital. Current liabilities are in excess of current assets by $1,467,960 at December 31, 1997. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days, and, on occasion, delaying payroll for senior management. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions, immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and to focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional potential candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised if necessary to allow the Company to continue its operations in the conservative, cost-saving manner in which they are currently being conducted.

RESULTS OF OPERATIONS: 1997 COMPARED TO 1996

Revenues

Revenues increased to $4,917,536 in 1997 from $4,204,626 in 1996, representing a 17% increase. Revenues consisted of system sales and installations of $4,470,626 in 1997 and $3,588,383 in 1996, and maintenance and support of $446,910 in 1997 and $616,243 in 1996. The increase in system sales and installations was primarily attributable to the introduction of the Admits for Windows(R) product and significant new sales to American Skiing Company. The decrease in maintenance and support revenue was partially due to fewer customers renewing maintenance agreements on legacy products, but largely due to a one-time sale of support services to Bayindir Insaat Tuerizm Ticaret in 1996 of approximately $90,000.

In 1996, the Company's principal products, Select-a-Seat, Admits Platinum, and Admits Gold, represented approximately 33%, 35%, and 16% of revenues. In 1997, the Company discontinued sales of Admits Platinum and Admits Gold and introduced Admits for Windows(R). Admits for Windows(R) represented 89% of revenues in 1997, and Select-a-Seat represented 11%. Maintenance and support represented 9% of revenues in 1997 and 14% in 1996

In 1997, one customer, American Skiing Company, the owner of multiple U.S. ski resorts, represented 54% of revenues. In 1996, one customer, Bayindir Insaat Turizm Ticaret, a large, indoor amusement park in Istanbul, Turkey, represented 12% of revenues. In 1998, the Company expects to continue the beneficial relationship with American Skiing Company who will represent a significant share of 1998 revenue. Sales to other customers are expected to increase which will reduce the sales percentage attributable to American Skiing Company in 1998.

Cost of Revenues
----------------

Cost of revenues in 1997 and 1996 included the costs associated with the hardware and software acquired for the Company's customers, the full costs associated with the engineering and installation of the systems, the full costs associated with the provision of customer support, and the amortization of capitalized software.

Cost of revenues increased to $3,809,442 from $3,104,792. This 23% increase was the result of costs related to a 17% increase in sales and reduced gross margins on sales to American Skiing Company, partially offset by increased efficiencies in installing products. Warranty provisions for 1997 totaled $146,654 and warranty work charged against the allowance in 1997 totaled $163,076. As a percentage of revenues, cost of revenues in 1997 represented 77% of revenues compared to 74% of revenues in 1996. This decline is a result of reduced margins on significant sales to American Skiing Company.

Although the sales mix for hardware versus software has been relatively consistent during 1997 and 1996, it should be noted that the ratio of cost of revenues-to-revenues is also a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software and related systems development activities provide the Company greater gross margins.

Development Costs
-----------------

Development costs decreased slightly to $445,365 in 1997 from $460,709 in 1996, a decrease of $15,344, or 3%. As a percentage of revenues, development costs decreased from 11% in 1996 to 9% in 1997. This was due primarily to the increase in revenue and capitalization of development costs. Development costs for 1997 do not include $318,650 of capitalized costs or $123,578 of costs charged to the warranty allowance. Development costs for 1996 do not include $25,000 of capitalized costs or $91,000 of costs charged to warranty allowance. By adding these amounts back to development costs, gross spending on development activities can be calculated. Gross spending increased from $576,709 in 1996 to $887,593 in 1997. This represents a 54% increase, which was primarily due to increased staffing and consulting costs . The Company expects to continue development efforts in 1998 at about the same level as in 1997, with the majority of the development effort focused on its new modular products.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses decreased from $4,547,990 in 1996 to $3,396,415 in 1997, representing a 25% decrease. As a percentage of revenues, these expenses were 69% in 1997 and 108% in 1996, which reflects substantial cost reductions in 1997.

The principal components of the decrease in selling, general and administrative, in 1997 as compared to 1996 are described below:

General and administrative expenses decreased from $3,274,239 in 1996 to $2,186,182 in 1997, representing a 33% decrease. The principal components of the decrease are decreases in executive compensation of $436,347, legal fees of $227,090, bad debt expense of $161,511, shareholder relation's expenses of $109,487, and printing costs of $45,974.

Sales and marketing expenses decreased to $1,210,233 in 1997 from $1,273,751 in 1996, representing a 5% decrease. This decrease was primarily attributable to reduced sales commissions.

Write Down of Capitalized Software Costs
----------------------------------------

In 1996, the Company decided to offer its products in a modular fashion and the Company commenced the development of the new modular product. Accordingly, the Company wrote down the value of capitalized software $1,075,000 under the net realizable value determination provisions of SFAS No. 86 Computer Software to be Sold, Leased, or Otherwise Marketed. (See Note 2 to the financial statements).

Write Down of Customer Lists and Support Contracts
--------------------------------------------------

As a result of the Company's review for potential impairment of intangibles and review of costs associated with customers acquired through the acquisitions of Delta Information Services and GIS Information Systems, Inc., the remaining value of customer lists and support contracts ($230,208) was written off.

Other Income (Expense)
----------------------

Net interest income was $40,825 in 1997 compared to $53,557 in 1996.

Net other income/(expense) represented $67,674 of expense in 1996 primarily associated with the results of operations of the Company's joint venture in Australia with P.M.S.I. Group Pty. Limited. The company's share of the joint venture's net earnings/(loss) from operations was a $77,790 loss in 1996. The joint venture discontinued operations in 1997 and the results of operations in 1997 were provided for in 1996.

Income Taxes
------------

The Company currently has a substantial net operating loss carry forward for which the Company has not recognized a tax benefit due to the uncertainty related to when and how much of the tax benefits will be ultimately realized (See Note 9 to the financial statements).

Net Loss
--------

Net loss decreased to $2,923,069 in 1997 from $4,997,962 in 1996. The Company's operations were affected by various factors as discussed above with the largest components being a reduction of general and administrative expenses of $1,088,057 and a reduction in the writedown of intangibles of $844,792.

Net Loss Per Share
------------------

In March 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a non-detachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The Company's preferred stock has such features. As a result, the Company has recognized the intrinsic value of beneficial conversion features of preferred stock as dividends to preferred shareholders. The accounting described herein for the intrinsic value of beneficial conversion features does not affect the financial statements, including the reported net loss and, stockholders' equity (including retained earnings), with the exception that the reported net loss per common share has been increased by the amount of the preferred dividends. After recognizing dividends of $475,570 for 1997 and $2,836,353 for 1996, the net loss per common share is $(.46) for 1997 and $(1.29) for 1996.

New Accounting Pronouncements Adopted
-------------------------------------

SFAS No. 128, Calculation of Earnings per Share, was implemented for 1997. There was no effect on the Company's financial statements.

New Accounting Pronouncements to be Adopted
-------------------------------------------

SOP 97-2, Software Revenue Recognition, will be adopted in 1998. The Company does not expect that the adoption of SOP 97-2 will have a material effect on its financial statements.

SFAS No. 130, Reporting Comprehensive Income, will be adopted in 1998 and the Company expects no material impact to the financial statement presentation.

SFAS  No.  131,   Disclosures  about  segments  of  an  Enterprise  and  Related
Information, will be adopted in 1998, which has a possible impact only to the Company's disclosure information and not its results of operations.

Financial Condition: 1997 Compared to 1996
------------------------------------------

Total assets decreased from $6,436,945 on December 31, 1996, to $4,267,988 on December 31, 1997, representing a decrease of $2,168,957, or 34%. This includes a decrease in cash of $1,534,063.

Total liabilities decreased to $2,627,004 on December 31, 1997, from $3,320,392 on December 31, 1996, representing a decrease of $693,388, or 21%. The principal contributing factors to the decrease are the reduction in deferred revenue of $553,045 and accrued expenses of $216,468 partially offset by an increase in accounts payable of $237,600. In addition, the Company's obligation to issue $140,000 of common stock was eliminated with the settlement of the Potter/Betty litigation. (See Note 10 to the Financial Statements)

Liquidity and Capital Resources
-------------------------------

The following table represents a summary of the Company's cash flow for 1997 and 1996:

                                                  1997                 1996
                                                  ----                 ----
Net cash used in operating activities         $(2,520,099)         $(2,282,971)
Net cash used in investing activities            (456,411)            (228,663)
Net cash provided by financing activities       1,442,447            3,779,953
Net increase (decrease) in cash and cash
 equivalents                                  $(1,534,063)         $ 1,268,319


The Company used cash of $2,520,099 in 1997 and $2,282,971 in 1996 for operating activities. From its inception in October 1985 through December 31, 1997, the Company has incurred cumulative losses of $19,706,387, with a loss of $2,923,069 for the year ended December 31, 1997. The company's net loss in 1997 was due primarily to expenditures related to the factors referred to under the caption "Results of Operations: 1997 Compared to 1996" above. Included in the net loss for 1997 were non-cash expenses totaling $677,395, which included (i) a write-down of customer lists of $230,208 and (ii) depreciation/amortization expenses of $436,621. Cash generated from changes in assets totaled $413,910 with accounts and notes receivable decreasing by $293,904, investment in inventories decreasing by $22,709, and prepaid expenses and other assets decreasing by $97,297. These uses of cash were offset by a decrease in accounts payable and accrued expenses of $118,868, a decrease in accrued warranty costs of $16,422, and a decrease in deferred revenue of $553,045.

The Company used cash in investing activities in the amount of $456,411 in 1997, which was used for additions to property, equipment, and software costs, and used cash in investment activities in the amount of $228,663 in 1996, principally used for additions to property, equipment, and software costs.

The Company was provided cash by financing activities of $1,442,447 in 1997 and $3,779,953 in 1996. The Company relied on net proceeds from public and private offerings and loans and advances from related parties to fund its operations during 1997 and 1996. A private offering in 1997 and two private offerings in 1996 provided $7,447,500 and $6,623,082, respectively.

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

On June 10, 1996, the Company commenced a Private Placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the Private Placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 such shares. Also, on June 27, 1996, the Company used $300,000 of the proceeds of the Series F Preferred Stock Private Placement to pay off the notes payable to related parties and on June 28, 1996, the Company used $1,000,000 of the proceeds to redeem 95,950 shares of Series A Convertible Preferred Stock held by the same party. These preferred shares were convertible into 1,879,837 shares of Common Stock and potentially convertible into as many as 2,590,650 shares of Common Stock had they not been redeemed (plus additional shares for any dividends that would have accrued).

Each share of Series F Preferred Stock was convertible into the Company's Common Stock, at a conversion price that is tied to the trading price of the Company's Common Stock at the time of conversion; provided, however, that for purposes of such conversion, a trading price that is less than $.45 per share, was deemed to be $.45 and a trading price that was more than $1.00 per share was deemed to be $1.00. On January 27, 1997, 55 Series F convertible preferred shares were converted into 100,000 shares of common stock at a conversion price of $.55 a share. The conversion price was calculated as of September 30, 1996, the conversion requests date.

On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock ("Series G") to RBB Bank, AG as nominee for its clients (who are the beneficial owners of such shares) for $7,500,000 pursuant to an exemption from the registration requirements of the Securities Act, as amended, under Regulation S promulgated thereunder. RBB Bank, AG has no voting power, directly or indirectly, nor investment power, with respect to such shares. Pursuant to the transaction, the Company redeemed 7,945 shares of the Company's Series F Preferred Stock owned by some of the Series G investors for $6 million leaving the Company with $1,447,500 of net proceeds after giving effect to expenses of the offering. No sales commissions were paid.

Upon payment of the $300,000 note and redemption of the Series A Convertible Preferred Stock, each of which was held by the same private investors, three members of the Company's board of directors (Stewart L. Krug, Lawrence W. Umstadter, and Timothy E. Mahoney) who were nominated by such private investors and served at their request, resigned from the board. The company filled the vacancies created by such resignations by appointing three new directors. (Bruce
D. Barrington, John J. Chluski, and Philip P. Signore. Mr. Barrington and Mr. Signore resigned as Directors of the Company on February 24, 1998 and May 1, 1998, respectively.)

While no assurances can be given, management believes that the current organization infrastructure and the Company's products are sufficient to support revenues greater than the levels achieved in 1997, and that income from operations should continue to progress throughout 1998, such that the results of operations in 1998 should be closer to a break-even than the net loss in 1997.

ITEM 7. FINANCIAL STATEMENTS

      Following this page are the Company's financial statements for the year ended December 31, 1997, which include the following items:

                                                                            Page

      Report of Independent Certified Public Accountants                    F-1

      Consolidated Balance Sheets as of
            December 31, 1997 and December 31, 1996                         F-2

      Consolidated Statements of Operations for the years ended
            December 31, 1997 and December 31, 1996                         F-3

      Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 1997 and December 31, 1996             F-4

      Consolidated Statements of Cash Flows for the years
            ended December 31, 1997 and December 31, 1996                   F-5

      Notes to Consolidated Financial Statements                            F-7

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:


                              YEAR FIRST BECAME             PRESENT POSITION
    NAME                AGE       DIRECTOR       CLASS      WITH THE COMPANY
    ----                ---       --------       -----      ----------------

Bruce D. Barrington      55         1996           II                --
John J. Chluski          74         1996           II            Director
Eric T. Jager            54         1997           I             Director
Jacqueline E. Soechtig   47         1994          III       President, Chief
                                                            Executive Officer
                                                             and Chairman of
                                                                 the Board
Frank W. Swacker         75         1995          III        Vice Chairman of
                                                                the Board

The Company's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes designated Class I, Class II and Class III. The term of each Class III Director is to expire at the 1998 Annual Meeting of Shareholders and the term of each Class II Director is to expire at the 1999 Annual Meeting. Mr. Jager was appointed mid-term as a Class I Director to fill a vacancy. Mr. Jager will be up for re-election at the 1998 Annual Meeting of Shareholders and such term will expire at the 2000 Annual Meeting of Shareholders. Directors hold office until their respective successors are elected and duly qualified, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual
Meeting of Shareholders and until their successors have been chosen and qualified. Mr. Barrington and Mr. Signore resigned as Directors of the Company on February 24, 1998 and May 1, 1998, respectively.

JOHN J. CHLUSKI has been a member of the Board of Directors of the Company since November 1, 1996, and is presently Chairman of the Audit Committee. Since 1988 Mr. Chluski has been an international business consultant and advisor. He has served as an active Board Member of several ITT subsidiaries and is presently a Director of ITT Composants (France). Mr. Chluski is also a Director of Howmet S.A. (France), and serves as Advisor to the Chairman of Marceau Investissements, a Paris-based investment fund, and Advisor to Monitor Company, a global strategy consulting firm based in Cambridge, Massachusetts. From 1972 to 1988, Mr. Chluski held several executive management positions at ITT Corporation, including Group Executive-Engineered Products-Europe, and Senior Vice President and Executive Representative of the Chairman.

ERIC T. JAGER has been a member of the Board of Directors of the Company since May 28, 1997, and is presently Chairman of the Nominating Committee. Mr. Jager is the Executive Vice President - Investments of Bartlett & Company ("Bartlett") and President of Windcrest Investment Management, a division of Bartlett involved in diversified portfolio management. Mr. Jager has served in these positions since 1983 and prior thereto he served as a Senior Vice President, Investment Analyst and Director of Investment Research at Eppler, Guerin & Turner, an investment banking firm in Dallas, Texas. Mr. Jager is a Director of Nygaard Corporation, Bartlett Futures, Scout Mutual Funds, Johnson County Business Tech Center and Tech-Industry Consultants. Mr. Jager is also the Chairman of the Board of Shawnee Mission Education Foundation and a Director and Co-Chairman of Kansas Inc.

JACQUELINE E. SOECHTIG has been a Director of the Company and the Company's President and Chief Executive Officer since October 31, 1994. She is also Chairman of the Board of Directors. From September

1994 until immediately prior to her employment by the Company, Ms. Soechtig was a consultant to the Company. During the ten-month period prior thereto, Ms. Soechtig purchased and operated a restaurant in Clearwater, Florida together with her spouse. From February 1992 through December 1993, Ms. Soechtig was the President and Chief Executive Officer of Precision Systems, Inc. ("PSI"), a company engaged in the production and sales of voice and call processing systems. Prior to her employment with PSI, Ms. Soechtig served as Vice President of Business Development for Sprint Corp. (May 1990 through February 1992). She also held the position of Vice President of MCI Telecommunications Corporation where she served in various sales, marketing and technical capacities from May 1984 through May 1990. Both Sprint and MCI are engaged in the telecommunications industry. Additionally, from 1970 to 1983, Ms. Soechtig was employed by International Business Machines Corp. in various technical and sales positions.

FRANK W. SWACKER has been a member of the Board of Directors of the Company since May 3, 1995, and is presently Vice Chairman of the Board and Chairman of the Compensation Committee. Mr. Swacker has been engaged in the practice of law for the past 46 years, more than the last five of such years as a sole practitioner under the name of Swacker & Associates, P.C. Between 1968 and 1978, he was the International Counsel for Allis-Chalmers Corporation in Milwaukee, Wisconsin. Mr. Swacker has published articles focusing on international foreign trade and the financial, antitrust and cross-cultural aspects of transnational business and is the lead author of the 1996 two volume work entitled "World Trade Without Barriers," a comprehensive treatise on the World Trade Organization and dispute resolution. Additionally, he has advised the United States House of Representatives on international trade treaties and has served as Special Assistant Deputy Attorney General for the State of New York. Since 1960, Mr. Swacker has been a member of the National Panel of Arbitrators of the American Arbitration Association.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Act"), as amended, requires the Company's Executive Officers and Directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Act to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and NASDAQ, and to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such Officers, Directors and owners of over 10% of the Company's equity securities registered under the Act, during the year ended December 31, 1997, have been complied with except as follows: Eric T. Jager (a current
Director of the Company) and James H. Moore, Jr. (a current Officer of the Company) were each inadvertently late in filing one report of transactions. Frank W. Swacker (a current Director of the Company) was inadvertently late in filing two reports of transactions.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors the appointment of independent auditors to audit the Company's consolidated financial statements, reviews the Company's internal control procedures and advises the Company on tax and other matters connected with the growth of the Company. The Audit Committee also reviews with management the annual audit and other work performed by the independent auditors. The Compensation Committee administers the Company's 1994 Plan Stock Option Plan and recommends to the Board of Directors the nature and amount of compensation to be paid to the Company's Executive Officers.

During the fiscal year ended December 31, 1997, the Board of Directors of the Company held fifteen meetings, the Audit Committee held two meetings and the Compensation Committee held one meeting. Each Director attended at least 75% of the aggregate number of meetings of the Board of Directors and the Committees, which were held during the period the Director served as a Director during the fiscal year ended December 31, 1997, except Mr. Barrington did not attend either of the Audit Committee Meetings. For the year ended December 31, 1997, The Audit Committee and the Compensation Committee both consisted of Mr. Barrington, Mr. Chluski, Mr. Jager and Mr. Swacker.

REMUNERATION OF NON-EMPLOYEE DIRECTORS

Upon the initial election and upon each re-election of an outside Director to serve a term as a Director of the Company, such Director is entitled under the Company's 1994 Plan, to be granted a non-qualified stock option to purchase 5,000 shares of Common Stock for each year of such term, with 5,000 of such options to vest at the beginning of each year of such term provided that the Director continues to serve in such capacity at the time of the scheduled vesting. The exercise price of such options is set at 85% of market value at time of grant. During the fiscal year ended December 31, 1997, Mr. Chluski and Mr. Jager were each granted options to purchase 5,000 shares under the Company's 1994 Stock Option Plan at an exercise price of approximately $.24 (85% of the market value at time of grant). As a further inducement to his agreeing to serve on the Board, Mr. Jager was granted an additional option to purchase 37,500 shares outside of the 1994 Stock Option Plan at an exercise price of approximately $.28 (100% of the market value at time of grant). In order to compensate Mr. Swacker at the same rate as all other non-employee Directors, Mr. Swacker was granted an option to purchase 37,500 shares outside of the 1994 Stock Option Plan at an exercise price of approximately $.28 (100% of the market value at time of grant).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation with respect to each person who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1997 and each of the Company's Executive Officers whose total cash compensation for the year ended December 31, 1997 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                               --------------------------   -------------------------
                                                              Awards        Payouts
      Name                                                    ------        -------
      and                                                   Securities
    Principal                                               Underlying    All Other
    Position                   Year    Salary $   Bonus $   Options(#)   Compensation
    --------                   ----    --------   -------   ----------   ------------
Jacqueline E. Soechtig(1)(4)   1997    222,500       --         --            --
    President and              1996    220,000    100,000       --            --
    Chief Executive            1995    220,000     20,170       --            --
    Officer

Glenn W. Phillips(2)(4)        1997    102,404       --         --            --
Vice President--Sales          1996    130,950     50,000       --            --
& Marketing                    1995       --         --         --            --
James H. Moore, Jr.(3)(4)      1997    100,000       --         --            --
    Vice President--           1996    100,000     50,000       --            --
    Operations,                1995    100,000       --         --            --
    Assistant Secretary

(1) Ms. Soechtig has been employed by the Company since October 31, 1994. Commencing November 1, 1997, Ms. Soechtig's annual salary is $235,000. A $20,170 bonus payable in 1994 upon Ms. Soechtig's employment with the Company was paid during 1995. During the year ended December 31, 1996, Ms. Soechtig was awarded a bonus of $100,000.
(2) Mr. Phillips was employed by the Company from January, 1996 until August, 1997. Mr. Phillips' annual salary was $150,000. During the year ended December 31, 1996, Mr. Phillips was awarded a bonus of $50,000.
(3) Mr. Moore has been employed by the Company since January, 1995. Mr. Moore's annual salary is currently $100,000. During the year ended December 31, 1996, Mr. Moore was awarded a bonus of $50,000.
(4) No formal meeting of the Compensation Committee was held during 1996, in that two of its three members had resigned from the Board of Directors on June 28, 1996, prior to the time at which 1996 performance was evaluated. The continuing member, recognizing the accomplishments of the officers of the Company, submitted a written recommendation to the Board of Directors outlining cash and non-cash incentive pay recommendations for each officer of the Company based on an evaluation of their performances and the Company's performance. The recommendation was submitted to the Board of Directors at its meeting on

     October 21, 1996, at which all of the directors were present. The Board of Directors accepted the recommendation unanimously, with Ms. Soechtig abstaining with respect to her compensation.

NO OPTIONS(1) were granted during the Company's 1997 fiscal year to the current and former Executive Officers named in the Summary Compensation Table above.

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 1997 by, and the number and value at December 31, 1997 of shares of Common Stock subject to unexercised options held by, the individuals listed in the Summary Compensation Table.


                                                   Number of
                                                  Securities      Value of
                                                   Underlying     Unexercised
                                                  Unexercised    In-The-Money
                     Shares                       Options/SARs   Options/SARs
                    Acquired        Value        At FY-End (#)    At FY-End ($)
                       on          Realized       Exercisable/    Exercisable/
NAME              Exercise (#)       ($)         Unexercisable   Unexercisable
----              ------------       ---         -------------   -------------

Jacqueline E.          --            --            375,000/0          0/0
Soechtig

EMPLOYMENT AGREEMENT

      Jacqueline E. Soechtig, President and Chief Executive Officer of the Company, is a party to an employment agreement with the Company, which commenced on October 31, 1994 for a term of three years. Ms. Soechtig's base salary for the entire three-year term was $220,000 per annum. The agreement also provided for incentive compensation in the form of bonuses. A performance bonus of $100,000 was paid to Ms. Soechtig in 1996. Pursuant to the agreement and as a signing bonus, Ms. Soechtig was paid $20,170 and was granted ten-year stock options to purchase 375,000 shares of Common Stock, which are all presently exercisable at an exercise price of $2.00 per share. Ms. Soechtig was granted certain registration rights with respect to the shares of Common Stock underlying all of such options. The fair value of the 375,000 shares of Common Stock underlying Ms. Soechtig's options was determined by the Board of Directors to be $5.00 per share at the time of the option grant considering various factors such as restrictions placed on the underlying shares and their lack of liquidity, as well as their quoted market price on October 31, 1994 of $13.50 per share. In accordance with accounting provisions of APB No. 25, the Company recorded compensation expense of $375,000 in 1994, $562,500 in 1995 and $187,500 in 1996. These amounts represent the difference between the fair value of $5.00 per share (determined by the Board of Directors considering various factors as restrictions, etc.) and the exercise price. On July 30, 1997, the Board of Directors, unanimously approved a resolution (with Ms. Soechtig abstaining) authorizing an amendment to the employment agreement which extends the term of the agreement to October 31, 2000 and increases her base salary to $235,000.

--------
1 On March 13, 1997, the Board of Directors granted options to purchase shares of Common Stock to each of Jacqueline E. Soechtig and James H. Moore, which grant is subject to and will become effective upon approval by the Shareholders at the 1998 Annual Meeting of the Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of April 28, 1998 regarding the beneficial ownership of shares of Common Stock by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, its only class of voting securities (ii) each Director and nominee, (iii) each current and former Executive Officer named in the Summary Compensation table herein titled "Executive Compensation" and (iv) all Directors and Executive Officers of the Company as a group.

                                                                                              PERCENT OF
                                                                        AMOUNT OF          PRESENTLY ISSUED
                                                                    PRESENTLY ISSUED       AND OUTSTANDING
                                                                     AND OUTSTANDING         COMMON STOCK
                                      AMOUNT         PERCENT OF       COMMON STOCK           PLUS COMMON
                                       AND            PRESENTLY        PLUS COMMON          STOCK ISSUABLE
  NAME AND ADDRESS                  NATURE OF        ISSUED AND      STOCK ISSUABLE        UPON CONVERSION
         OF                         BENEFICIAL       OUTSTANDING          UPON            OF SERIES G SHARES
  BENEFICIAL OWNER                 OWNERSHIP(1)     COMMON STOCK      CONVERSION OF        SERIES G SHARES(2)
  ----------------                 ------------     ------------      -------------        ------------------
Jacqueline E. Soechtig               398,500(3)       2.5%            398,500(3)                1.0%
c/o Lasergate Systems, Inc.
2189 Cleveland Street
Suite 230
Clearwater, FL 33765

John J. Chluski                      100,827(4)        *              100,827(4)                 *
c/o Lasergate Systems, Inc.
2189 Cleveland Street
Suite 230
Clearwater, FL 33765

Frank W. Swacker                      80,500(5)        *               80,500(5)                 *
c/o Lasergate Systems, Inc.
2189 Cleveland Street
Suite 230
Clearwater, FL 33765

Eric T. Jager                        176,500(6)       1.1%            176,500(6)                 *
c/o Lasergate Systems, Inc.
2189 Cleveland Street
Suite 230
Clearwater, FL 33765

James H. Moore                            16           *                   16                    *
c/o Lasergate Systems, Inc.
2189 Cleveland Street
Suite 230
Clearwater, FL 33765

                                                                                              PERCENT OF
                                                                        AMOUNT OF          PRESENTLY ISSUED
                                                                    PRESENTLY ISSUED       AND OUTSTANDING
                                                                     AND OUTSTANDING         COMMON STOCK
                                      AMOUNT         PERCENT OF       COMMON STOCK           PLUS COMMON
                                       AND            PRESENTLY        PLUS COMMON          STOCK ISSUABLE
  NAME AND ADDRESS                  NATURE OF        ISSUED AND      STOCK ISSUABLE        UPON CONVERSION
         OF                         BENEFICIAL       OUTSTANDING          UPON            OF SERIES G SHARES
  BENEFICIAL OWNER                 OWNERSHIP(1)     COMMON STOCK      CONVERSION OF        SERIES G SHARES(2)
  ----------------                 ------------     ------------      -------------        ------------------
Glenn W. Phillips                          0           *                    *                    *
c/o Lasergate Systems, Inc.
2189 Cleveland Street
Suite 230
Clearwater, FL 33765

Philip P. Signore                          0           *                    *                    *
c/o Lasergate Systems, Inc.
2189 Cleveland Street
Suite 230
Clearwater, FL 33765

RBB Bank, AG (as                   7,937,332(7)      51.9%         32,755,549(7)               81.6%
nominee for its clients, who
are the beneficial owners)
Burgring 16
8010 Graz
Austria

All Directors and Executive          756,343(8)      10.3%            853,843(8)                2.1%
Officers of the Company as
A group (8 persons)

-------------------
*     Less than 1%.
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Assumes full conversion of the Company's Series G Convertible Preferred Stock into a total of 32,655,549 shares of Common Stock representing 81.4% of the Company's Common Stock.
(3) Includes 375,000 shares of Common Stock which Ms. Soechtig has the right to acquire pursuant to presently exercisable stock options.
(4) Includes 47,500 shares of Common Stock which Mr. Chluski has the right to acquire pursuant to presently exercisable stock options.
(5) Includes (i) 52,500 shares of Common Stock which Mr. Swacker has the right to acquire pursuant to presently exercisable stock options; (ii) 13,000 shares of Common Stock jointly owned by Mr. And Mrs. Swacker; and
      (iii)15,000 shares of Common Stock owned by Mr. Swacker's wife as to which Mr. Swacker disclaims beneficial ownership.
(6) Includes (i) 124,000 shares of Common Stock owned by a mutual fund which Mr. Jager manages and with respect to which Mr. Jager has voting power,
      (ii) 10,000 shares of Common Stock owned by Mr.

      Jager's wife as to which Mr. Jager  disclaims  beneficial  ownership,  and
      (iii) 42,500 shares of Common Stock which Mr. Jager has the right to acquire pursuant to presently exercisable stock options.
(7) RBB Bank, AG holds such shares as nominee for its clients who are the beneficial owners of such shares, none of whom holds more than 5% of the outstanding shares of the Company. RBB Bank, AG has no voting power, directly or indirectly, nor investment power with respect to such shares and therefore disclaims beneficial ownership of such shares.
(8) Includes shares of Common Stock which such Directors and Executive Officers have the right to acquire pursuant to presently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock to RBB Bank AG as nominee for its clients (who are the beneficial owners of such shares) for $7,500,000. Each share of Series G Preferred Stock is convertible into 4,354 shares of Common Stock. Prior to the transaction, many of the Series G Investors were beneficial owners of 7,945 shares of Series F Preferred Stock and 100,000 shares of Common Stock. Pursuant to the transaction, the Company redeemed 7,945 shares of Series F Preferred Stock for $6,000,000.

During 1997, the Company paid $156,630 to a vendor in which an outside director had a substantial financial interest for programming services, paid $36,000 to a relative of the chief executive officer for consulting services, and accrued $50,000 for services performed by outside directors, which have not been paid as of April 10, 1998.

                                     PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)         Exhibits

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB, File No. 0-15873, for the quarter ended June 30, 1996).

3.2 Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated November 19, 1997, File No. 0-15873).

3.3 By-laws, as amended (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K, File No. 0-15878, for the year ended December 31, 1994).

4.1         Regulation    S    Subscription    Agreement    between   RBB   Bank
            Akiengesellschaft and the Company (incorporated by reference to the Company's Form 8-K dated November 19, 1997, File No. 0-15873).

4.2 Registration Rights Agreement between Herbert Strauss (as Headtrader of RBB Bank Aktiengesellschaft) and the Company (incorporated by reference to the Company's Form 8-K dated November 19, 1997, File No. 0-15873).

4.3 Letter Agreement between the Company and RBB Aktiengesellschaft granting the Company the right to return its Series F Preferred Stock (incorporated by reference to the Company's Form 8-K dated November 19, 1997, File No. 0-15873).

4.4         Amended and Restated 1994 Stock Option Plan.

10.1 Lease, dated as of February 20, 1995, between the Company and 28050 Corporate Square Associates, L.P. (incorporated by reference to
            Exhibit 10.2 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

10.2* Office Building Lease, dated October 21, 1997, between DCS Real Estate and the Company.

10.3 Stock Purchase Agreement by and among 1103065 Ontario Inc., Delta Information Services, Inc., James Potter, Marion Audrey Potter and Derek Betty (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.4 Registration Rights and Put Agreement by and among James Potter, Marion Audrey Potter, Derek Betty and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.5 Asset Purchase Agreement by and between the Company and GIS Systems Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 15, 1995, File No.

10.6 Series B Promissory Note made by the Company payable to GIS Systems Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.7 Series C Promissory Note made by the Company payable to GIS Systems Limited Partnership (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.8 Promissory Note made by GIS Systems Limited Partnership payable to the Company (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.9 The Series B Preferred Stock Pledge and Call Agreement by and among the Company, GIS Systems Limited Partnership and NationsBank of Florida, N.A. (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.10 Consulting Agreement by and between the Company and Fred Maglione (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K dated February 15, 1995, File No. 0-15873).

10.11 Consulting Agreement between James Potter, 1103065 Ontario Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated December 22, 1994, File No. 0-15873).

10.12 Letter Agreement among the Company, GIS Systems Limited Partnership, Nicholas Flaskay, and Fred Maglione (incorporated by reference to
            Exhibit 10.17 of the Company's Annual Report on Form 10-KSB, File No. 0-15873, for the year ended December 31, 1995).

10.13 Employment Agreement of Jacqueline E. Soechtig (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

21.1        Subsidiaries  of the Company  (incorporated  by reference to Exhibit
            21.1 of the Company's Annual Report on Form 10-K, File No. 0-15873, for the year ended December 31, 1994).

27.1*       Financial Data Schedule


-----------
*   Filed herewith.

            For the Company's financial statements for the period ended December 31, 1996, see Part II, Item 7 of this Report on Form 10-KSB.

(b) Reports on Form 8-K.

            Form 8-K, dated November 19, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LASERGATE SYSTEMS, INC.



                                                By: /s/ Jacqueline E. Soechtig
                                                   -----------------------------
                                                    Jacqueline E. Soechtig
                                                    Chairman, President and
                                                    Chief Executive Officer

                                                Date: May 6, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             CAPACITY                          DATE


/s/ JACQUELINE E. SOECHTIG    Chairman, President and Chief          May 4, 1998
---------------------------   Executive Officer
Jacqueline E. Soechtig


/s/ PHILIP P. SIGNORE         Chief Financial Officer                May 4, 1998
---------------------------
Philip P. Signore


/s/ FRANK W. SWACKER          Director                               May 4, 1998
---------------------------
Frank W. Swacker


/s/ JOHN J. CHLUSKI           Director                               May 4, 1998
---------------------------
John J. Chluski


/s/ ERIC T. JAGER             Director                               May 4, 1998
---------------------------
Eric T. Jager

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


                             LASERGATE SYSTEMS, INC.
                                AND SUBSIDIARIES

                           December 31, 1997 and 1996

                                TABLE OF CONTENTS


                                                                            PAGE


Report of Independent Certified Public Accountants.......................... F-1


Consolidated Balance Sheets as of December 31, 1997 and 1996................ F-2


Consolidated Statement of Operations for the Years
  Ended December 31, 1997 and 1996.......................................... F-3


Consolidated Statement of Stockholders' Equity for the
  Years Ended December 1997 and 1996........................................ F-4


Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997 and 1996  ........................................ F-5


Notes to Consolidated Financial Statements.................................. F-7

               Report of Independent Certified Public Accountants




Board of Directors
Lasergate Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lasergate Systems, Inc. and Subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasergate Systems, Inc. and Subsidiaries at December 31, 1997, and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,923,069 during the year ended December 31, 1997, and, as of that date, the Company has an accumulated deficit of $19,706,387. In addition, the Company's current liabilities exceed its current assets by $1,467,960 at December 31, 1997. The Company's operating loss history raises substantial doubt about the Company's ability to continue as a going concern. The Company has historically relied on net proceeds from public and private offerings and loans and advances from related parties to fund its operations. Management believes that additional monies from these sources or from strategic corporate partnerships will be necessary to fund its operations in 1998. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /s/ Grant Thornton LLP

                                                          GRANT THORNTON LLP
Tampa, Florida
April 29, 1998

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                  1997               1996
                                                                              ------------       ------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                                     $    390,762       $  1,924,825
Accounts receivable, net of allowance for doubtful accounts of
           $157,690 and $147,124                                                   455,001            868,931
Note receivable, current portion                                                    50,251               --
Inventories                                                                        232,192            254,901
Prepaid expenses                                                                    30,838             40,966
                                                                              ------------       ------------
                     Total current assets                                        1,159,044          3,089,623
                                                                              ------------       ------------

Note receivable, long-term portion                                                  59,091               --
Property and equipment, net                                                        305,509            304,024
Systems and software costs, net of write-down and amortization
          of $1,611,753 and $1,525,856                                             475,491            242,739
Goodwill, net of amortization of $398,557 and $265,568                           2,249,716          2,382,705
Customer lists and support contracts, net of amortization of
          $425,000 and $141,667                                                       --              283,333
Other assets, net                                                                   19,137            134,521
                                                                              ------------       ------------
                    Total assets                                              $  4,267,988       $  6,436,945
                                                                              ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
Notes payable, bank                                                                 23,575             28,628
Accounts payable, trade                                                            780,271            542,671
Deferred revenues                                                                  356,471            909,516
Accrued warranty costs                                                             554,497            570,919
Accrued expenses                                                                   912,190          1,128,658
                                                                              ------------       ------------
                    Total current liabilities                                    2,627,004          3,180,392

Obligations to repurchase common stock                                                --              140,000
                                                                              ------------       ------------
                    Total Liabilities                                            2,627,004          3,320,392

Stockholders' equity:
     Preferred stock,  $.03 par value,  2,000,000 shares
          Authorized, 7,500 and 8,000 shares issued and outstanding at
          December 31, 1997, and 1996, respectively                                    225                240
     Common stock, $.03 par value, 20,000,000 shares authorized,
          7,462,061 and 7,362,061 issued and outstanding at December 31,
          1997, and 1996, respectively                                             223,862            220,862
Additional paid-in capital                                                      21,123,284         19,818,769
Less: Common stock, $.03 par value, 20,000 shares at December
          31, 1996, subject to put options                                            --             (140,000)

Accumulated deficit                                                            (19,706,387)       (16,783,318)
                                                                              ------------       ------------
                    Total stockholders' equity                                   1,640,984          3,116,553
                                                                              ------------       ------------
                    Total liabilities and stockholders' equity                $  4,267,988       $  6,436,945
                                                                              ============       ============




         The accompanying notes are an integral part of these statements

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                            Years Ended December 31,

                                                              1997              1996
                                                          -----------       -----------
Revenues                                                  $ 4,917,536       $ 4,204,626

Operating Expenses:
     Cost of revenues                                       3,809,442         3,104,792
     Development                                              445,365           460,709
     Selling, general and administrative                    3,396,415         4,547,990
     Write down of intangibles                                230,208         1,075,000
                                                          -----------       -----------

               Operating loss                              (2,963,894)       (4,983,865)

Other income (expense)
     Interest income (expense)                                 40,825            53,557
     Other, net                                                  --             (67,654)
                                                          -----------       -----------

               Loss before income taxes                    (2,923,069)       (4,997,962)

Income taxes                                                     --                --
                                                          -----------       -----------

               Net loss                                    (2,923,069)       (4,997,962)

Dividends to preferred shareholders (intrinsic value
     Of beneficial conversion features-see Note 11)          (475,570)       (2,836,353)
                                                          -----------       -----------

Net loss available to common shareholders                 $(3,398,639)      $(7,834,315)
                                                          ===========       ===========

Net loss per common share                                 $      (.46)      $     (1.29)
                                                          ===========       ===========

Weighted Average Common Stock Outstanding                   7,454,938         6,063,633
                                                          ===========       ===========








         The accompanying notes are an integral part of these statements

                    Lasergate Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1997 and 1996

[TABLE 1 OF 2]

                                              PREFERRED STOCK                   COMMON STOCK
                                        ----------------------------    ----------------------------
                                                            PAR                             PAR
                                           SHARES          VALUE           SHARES          VALUE
                                        ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                   387,750    $     11,633       3,125,013    $     93,751

Retirement of common stock and Series B
 preferred stock in settlement of
 acquisition obligations                    (111,800)         (3,355)       (109,333)         (3,279)
Issuance of Series E preferred stock         162,500           4,875            --              --
Preferred stock dividend, Series E
 (intrinsic value of Beneficial
 conversion features)                           --              --              --              --
Issuance of Series F preferred stock           8,000             240            --              --
Preferred stock dividend, Series F
 (intrinsic value of Beneficial
 conversion features)                           --              --              --              --
Redemption of Series A preferred stock       (95,950)         (2,878)           --              --
Conversion of Series D preferred to
 common stock                               (180,000)         (5,400)      1,673,479          50,204
Conversion of Series E preferred to
 common stock                               (162,500)         (4,875)      2,627,902          78,836
Issuance of common stock as compensation        --              --            45,000           1,350
Grant of stock options for
 executive compensation                         --              --              --              --

Net Loss                                        --              --              --              --
                                        ------------    ------------       ---------    ------------

BALANCE, DECEMBER 31, 1996                     8,000             240       7,362,061         220,862

Conversion of Series F preferred to
 common stock                                    (55)             (2)        100,000           3,000
Issuance of Series G preferred stock; net
 of $52,500 of offering costs.                 7,500             225            --              --
Preferred stock dividend, Series G
 (intrinsic value of Beneficial
 conversion features)                           --              --              --              --
Redemption of Series F preferred stock        (7,945)           (238)           --              --
Cancellation of Put Option                      --              --              --              --
Net Loss                                        --              --              --              --
                                        ------------    ------------       ---------    ------------

BALANCE, DECEMBER 31,1997                      7,500    $        225       7,462,061    $    223,862
                                        ============    ============    ============    ============

[TABLE 2 OF 2]
                                                           COMMON
                                                            STOCK
                                          ADDITIONAL       SUBJECT          NOTES
                                           PAID-IN         TO PUT        RECEIVABLE       ACCUMULATED
                                           CAPITAL         OPTION        STOCKHOLDERS       DEFICIT
                                        ------------    ------------     ------------    ------------
BALANCE, DECEMBER 31, 1995              $ 14,065,743    $   (140,000)    $   (559,000)   $(11,785,356)

Retirement of common stock and Series B
 preferred stock in settlement of
 acquisition obligations                      22,609            --            559,000            --
Issuance of Series E preferred stock       2,142,136            --               --              --
Preferred stock dividend, Series E
 (intrinsic value of Beneficial
 conversion features)                       (696,429)           --               --              --
Issuance of Series F preferred stock       7,312,184            --               --              --
Preferred stock dividend, Series F
 (intrinsic value of Beneficial
 conversion features)                     (2,139,924)           --               --              --
Redemption of Series A preferred stock      (997,121)           --               --              --
Conversion of Series D preferred to
 common stock                                (44,804)           --               --              --
Conversion of Series E preferred to
 common stock                                (73,961)           --               --              --
Issuance of common stock as compensation      40,836            --               --              --
Grant of stock options for
 executive compensation                      187,500            --               --              --

Net Loss                                        --              --               --        (4,997,962)
                                        ------------    ------------     ------------    ------------

BALANCE, DECEMBER 31, 1996                19,818,769        (140,000)               0     (16,783,318)

Conversion of Series F preferred to
 common stock                                 (2,998)           --               --              --
Issuance of Series G preferred stock; net
 of $52,500 of offering costs.             7,922,845            --               --              --
Preferred stock dividend, Series G
 (intrinsic value of Beneficial
 conversion features)                       (475,570)           --              --              --
Redemption of Series F preferred stock    (5,999,762)           --               --              --
Cancellation of Put Option                  (140,000)        140,000             --              --
Net Loss                                        --              --               --        (2,923,069)
                                        ------------    ------------     ------------    ------------

BALANCE, DECEMBER 31,1997               $ 21,123,284    $          0     $          0    $(19,706,387)
                                        ============    ============     ============    ============

         The accompanying notes are an integral part of this statement

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            Years Ended December 31,

                                                                              1997              1996
                                                                          -----------       -----------
Cash flows from operating activities:
     Net loss                                                             ($2,923,069)      $(4,997,962)
     Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization                                       436,621           513,153
          Write-down of capitalized software costs                               --           1,075,000
          Write-down of customer list                                         230,208              --
          (Gain) loss in joint venture                                           --              77,790
          Increase in allowance for doubtful accounts                          10,566           110,997
          Compensation recognized from issuance of stock
               and grant of stock options                                        --             229,686
     Decrease (increase) in:
          Accounts receivable, trade                                          403,364          (540,617)
          Note receivable                                                    (109,460)             --
          Inventories                                                          22,709            70,763
          Prepaid expenses                                                     10,246            43,426
          Other                                                                87,051           (83,598)
     Increase (decrease) in:
          Accounts payable and accrued expenses                              (118,868)          764,362
          Accrued warranty costs                                              (16,422)          273,919
          Deferred revenue                                                   (553,045)          180,110
                                                                          -----------       -----------

                    Net cash used in operating activities                  (2,520,099)       (2,282,971)
                                                                          -----------       -----------

Cash flows from investing activities:
     Net additions to property, equipment, and software costs                (137,762)         (203,663)
     Capitalized software development costs                                  (318,649)          (25,000)
                                                                          -----------       -----------
                    Net cash used in investing activities                    (456,411)         (228,663)
                                                                          -----------       -----------

Cash flows from financing activities:
     Proceeds from secondary public or private offering,                    7,447,500         6,623,082
           net of offering costs
     Redemption of preferred stock                                         (6,000,000)       (1,000,000)
     Settlement of acquisition obligations                                       --          (1,550,000)
     Proceeds from loans, other                                                  --              30,200
     Repayment of loans, other                                                 (5,053)          (23,329)
     Repayment of loans, related parties                                         --            (300,000)
                                                                          -----------       -----------
                    Net cash provided by financing activities               1,442,447         3,779,953
                                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents                       (1,534,063)        1,268,319
                                                                          -----------       -----------

Cash and cash equivalents, beginning of year                                1,924,825           656,506
                                                                          -----------       -----------

Cash and cash equivalents, end of year                                    $   390,762       $ 1,924,825
                                                                          ===========       ===========

        The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:
                                               YEAR ENDED DECEMBER 31,
                                                1997             1996
                                                ----             ----
Interest                                      $ 2,810          $17,494
Income taxes                                     --               --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

1996:
In March 1996, the Company settled its acquisition obligation with GIS as follows:

Promissory notes payable, stockholders                                $2,324,335
Less:
          Cash payment                                                 1,550,000
          Accounts receivable canceled                                   199,359
          Note receivable canceled                                       559,000
          Retirement of common and preferred stock                        15,976
                                                                      ----------
                                                                      $     --
                                                                      ==========


The Company recognized $2,836,353 of preferred dividends for 1996 based on the intrinsic value of beneficial conversion features (see Note 11).

1997
----

The Company recognized $475,570 of preferred dividends for 1997 based on the intrinsic value of beneficial conversion features (see Note 11).

The Company cancelled its obligation to issue common stock of $140,000 in connection with the Potter settlement agreement. (See Note 10).





        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996

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

The Company introduced a new product in 1997, Admits for Windows(R), which represented 89% of product revenues, with Select-a-Seat representing 11% of product revenue. In 1996, the Company's discontinued products, Admits Platinum and Admits Gold, represented 35% and 16% respectively of product revenue, and Select-a-Seat represented 33%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates are a major factor in providing for warranty costs, allowance for doubtful accounts, valuation of intangibles, litigation, and certain taxes that are further described herein. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the financial statements.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE, NET

Accounts receivables are reported net of allowance for doubtful accounts. At least quarterly, management reviews the collection status of its accounts and provides an appropriate allowance, if necessary. Based on these reviews, management believes that its accounts at December 31, 1997 and 1996 are reasonably stated.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined principally by the use of the first-in, first-out method.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is being provided using the straight-line method over the estimated economic useful lives (3-5 years) for financial statement and income tax purposes.

SYSTEMS AND SOFTWARE COSTS

Systems and software costs represent the capitalized software costs (at full cost) of software development for the Company's new Admits for Windows(R) product plus $200,000 of remaining acquisition costs for old products (Admits, Delta, and Select-a-Seat) which was estimated to be the value of a detailed product plan for the new products (the Company did not incur any costs for a detailed product plan - it was able to use the old products to serve that purpose). Such costs are amortized on a product-by-product basis. The annual amortization expense is the greater of the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life (6 years) of the product.

All development costs are capitalized once technological feasibility has been achieved on a product until the product is released for general sale, at which time, only the costs of development of significant additions to a product's features and functions are capitalized. Technological feasibility is determined on a project by project basis. For the Admits for Windows(R) products, technological feasibility was achieved with the creation of a working model by December 1996. Thus, the Company's expenditures related to the development of its systems and software prior to December 1996, along with the cost to integrate GIS and Delta products with the Company's products in 1996 have been included in development costs. Expenditures related to development of Admits for Windows(R) from December 1996 through December 1997 have been capitalized.

During 1996, the Company decided to convert all of their products into one modular Windows(R) based product. Accordingly, the softwares' carrying values were written down $1,075,000 to approximately $200,000, representing the softwares' estimated net realizable value. (See Note 6.) Amortization of system and software costs in 1997 and 1996, exclusive of the write down discussed above, was $95,014, and $167,523 and is included in Cost of Revenues. In previously published 1996 financial statements, these costs were included as a component of Selling, General, and Administrative Expense, and accordingly, those financial statement amounts have been reclassified.

INTANGIBLES

Intangibles that were recognized in connection with the Company's acquisition of GIS and Delta in 1995 and 1994, respectively, relate to systems and software costs (see above), non-competition agreements, customer list and support contracts, and goodwill. Such costs have been and are being amortized using the straight-line method over their respective estimated useful lives: systems and software costs (see above), non-competition agreements--three (3) years, customer list and support contracts--six (6) years, and goodwill--twenty (20) years. Amortization expense (exclusive of software) for 1997 and 1996 was $214,447 and $232,156, and is included in selling, general and administrative expenses. Management reviews, at least on a quarterly basis, whether or not any impairment has occurred with respect to such acquired intangibles that could warrant an adjustment to the carrying values. As a result of this review, the remaining net balance of customer list and support contracts of approximately $230,000 was written off. Undiscounted cash flow projections associated with the acquired business is the primary focal point in the assessment and analysis for potential impairment. During 1997 and 1996, no impairment was identified exclusive of the write down of software costs and customer lists discussed above.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996

Management believes that the following assumptions used in the determination of the referred to undiscounted cash flow projections are reasonable: estimated period of recovery - 17 years; estimated annual increase in revenues - 14%; estimated cost of revenues - 60%; estimated increase in selling, general and administrative expenses - 6%; and estimated income tax rate - 39%.

INVESTMENT IN JOINT VENTURE

The Company uses the equity method of accounting for its 50% investment in Lasergate Systems Asia-Pacific Pty. Limited. At December 31, 1997 and 1996, and for the years then ended, the joint venture's assets, liabilities and results of operations are not significant. The Company's share of the joint venture's net
(loss) from operations for 1997 and 1996 was $0 and ($77,790), respectively, and was classified in other income/expense in the consolidated financial statements. The net carrying value of the Company's investment in/advances to the joint venture at December 31, 1997, and 1996, was $0.

At the end of 1996, the Company decided to dissolve the joint venture and the 1996 results include an estimated provision to accomplish this. In 1997, the joint venture discontinued operations. As the Company has not guaranteed any of the joint venture's liabilities and the Company has no further funding commitments to the joint venture, the Company believes no further losses relating to the joint venture will occur.

WARRANTY COSTS AND WARRANTY LIABILITY (ALLOWANCE)

Effective in 1996, the Company began providing for warranty costs each month as a percentage of sales in order to more closely match these costs with the associated revenue. The total provision during 1997 was $146,654 or 3.0% of sales, and charges against the allowance amounted to $163,076. The warranty liability at December 31, 1997 is $554,497 which management believes is sufficient to cover all known and unknown warranty costs which will be incurred in the future to satisfy customers for sales through December 31, 1997, including estimated costs to make discontinued products "Year 2000 Compliant." Management believes all current products are "Year 2000 Compliant."

Provisions for the warranty allowance are classified as cost of revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1997, and December 31, 1996, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses and notes payable, approximate fair value because of the short-term maturities of these assets and liabilities.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


REVENUE RECOGNITION

Revenues from the sale of equipment, which have been predominately under short-term contracts during the periods presented herein, are recognized upon the acceptance of the system by the customer provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is probable. Revenues from special sales sold under evaluation periods are recognized at the end of this period. Revenues from the sale of equipment and software licenses with a planned installation period exceeding ninety days are accounted for using the percentage of completion method.

Revenues from post contract customer support and maintenance are recognized ratably over the maintenance period if collectibility is probable.

Revenues include product sales and service revenues. Service revenues represent approximately 9% and 14%, respectively, of total revenues in 1997 and 1996.

Deferred revenues include customer deposits and advanced billings in accordance with contract terms of $356,471 and $909,516 at December 31, 1997 and 1996, respectively.

Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers, the estimated full costs associated with the engineering and installation (mostly software customization) of the system, and amortization of capitalized software. Cost of revenues also includes the estimated full cost related to support and maintenance. The Company believes that the estimated full costs are reasonably stated and classified in all material respects.

During 1997 and 1996, certain of the Company's contracts with customers afforded the Company the opportunity to develop products for their customers which were also new products for the Company not subject to exclusive arrangements with those customers. The resulting cost of those products is included in development costs versus cost of revenues along with other development costs related to enhancement of the Company's existing products during 1997 and 1996.

RECLASSIFICATIONS

Certain 1996 financial statement amounts have been reclassified in order to reflect these amounts on a basis consistent with 1997 presentation. Amortization of capitalized software development costs is now included in Cost of Revenues. These amounts were reclassified from Selling, General and Administrative Expense to Cost of Revenues in the 1996 Statement of Operations.

INCOME TAXES

Under the liability method specified in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of shares outstanding during the periods. Options and warrants and the effect of the convertible securities were not included in the calculation of net loss per share because they were anti-dilutive. The net loss used in the calculation is the net loss available to common shareholders, which reflects preferred stock dividends (intrinsic value of beneficial conversion features-see Note 11).

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This new standard eliminates primary and fully diluted earnings per share (the same in 1997 and 1996 because of anti-dilution) and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard did not have a material impact on the disclosure of earnings per share in the financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles held and used by an entity along with goodwill are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of the carrying amount or the fair value less cost to sell.

ACCOUNTING FOR STOCK BASED COMPENSATION

For employee stock awards, as allowed by SFAS No. 123, the Company has elected to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees to measure compensation. As a result, SFAS No. 123 proforma disclosures are required in these financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had an insignificant effect on the Company's financial statements (see Note 11).

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

The AICPA Accounting Standards Executive Committee has issued SOP 97-2, Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 will be adopted in 1998 and retroactive application is prohibited. This SOP retains the same basic revenue recognition criteria of SOP 91-1; however, with respect to bundled contracts, a new criterion for allocation of contract fee is introduced--"vendor-specific objective evidence of fair value". In addition, further guidance is given as to revenue recognition issues when elements of a contract are not all delivered, including services and post-contract customer support. The Company does not expect that the adoption of SOP 97-2 will have a material effect on its financial statements.

SFAS No. 130 Reporting Comprehensive Income is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The requirements of this statement include:

(a) Classifying items of other comprehensive income by their nature in a financial statement and

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


(b) Displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equities section of the balance sheet.

The Company  plans to adopt SFAS No. 130 for the year ending  December 31, 1998,
and  expects  no  material   impact  to  the   Company's   financial   statement
presentation.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related information, is effective for fiscal years beginning after December 15, 1997. This statement supercedes SFAS No. 14 Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of all Majority Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas, and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments, based on reporting information the way management organizes the segments for making business decisions and assessing performance. The Company plans to adopt SFAS No. 131 in 1998, which has a possible impact only to the Company's disclosure information and not its results of operations.

NOTE 3 - OPERATIONAL AND FUNDING MATTERS

The Company has a net loss for 1997 of $2,923,069, and a history of operating losses that have accumulated to $19,706,387, at December 31, 1997. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for 1997 and its plan to improve future results.

Since June, 1996, the Company has committed substantial resources to the design, development, and marketing of its new Admits for Windows(R) product. Concurrently, the Company has dedicated significant resources to maintenance of its legacy products. While these development, marketing and maintenance costs were being incurred, the Company began a product launch designed to fully replace its main product line. The new Admits for Windows(R) general admission ticketing and access control products are rich in features desired by customers, and the product platform, Windows NT(R), is the platform of choice for many customers. Management believes that the Company's product direction is focused correctly and that the Company will continue to gain market share as the product matures over the next year. However, the sales force had limited success in 1997, primarily due to the reluctance of customers to license software that is critical to their business until it has been installed for an extended period of time at a facility similar to their own. This situation began to change in late 1997 as the Company's prospective customers were able to obtain references regarding the Company's product from several existing customers who had been using the product since early in the year, and the Company succeeded at selling and installing the new Admits for Windows(R) product at eighteen installations in 1997, including all four of the targeted market segments for the product as follows:

                                                    (Unaudited)
                                             --------------------------
            Market Segment                   Installations    Customers
            --------------                   -------------    ---------
Ski Resorts                                         9              3
Museums, Aquariums & Zoos                           5              4
Family Entertainment Centers                        3              1
Theme Parks and Amusement Parts                     1              1
                                                   --             --
            Totals                                 18              9

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


Management believes that having the Admits for Windows(R) product installed at the above sites will improve its ability to sell the product and expects 1998 sales opportunities to be at least the same as those experienced in 1997. However, the Company's financial stability has affected its sales. The company cannot provide an absolute guarantee to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the Company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for approximately one year now, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and current liabilities exceed current assets by $1,467,960 at December 31, 1997. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days, and, on one occasion, delaying payroll for senior management. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions, immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and to focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional potential candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised if necessary to allow the Company to continue its operations in the conservative, cost-saving manner in which they are currently being conducted.


NOTE 4 - INVENTORIES

Inventories as of December 31 consist of the following:


                                             1997                1996
                                           --------            --------
Installations-in-process                   $104,930            $199,561
Parts and systems                           127,262              55,340
                                           --------            --------
                                           $232,192            $254,901
                                           ========            ========

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996




NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, consist of the following:

                                                        1997              1996
                                                      --------          --------
Furniture and equipment                               $452,171          $507,311
Purchased software                                      10,269            19,244
Test equipment                                          45,323            52,902
                                                      --------          --------
                                                       507,763           579,457
Less accumulated depreciation                          202,254           275,433
                                                      --------          --------
                                                      $305,509          $304,024
                                                      ========          ========


Depreciation expense was $137,513 and $102,612 for 1997 and 1996. During 1997, $212,399 of assets were retired.


NOTE 6 - SYSTEMS AND SOFTWARE COST

Historically,   the  Company  has  marketed  products  that  typically  required substantial customization in order to meet the customers' particular requirements. During 1996, the Company changed its strategy and decided to design products in a modular fashion. The modules consist of a primary product with optional pre-developed modules and a configuration layer to meet specific customer needs that requires limited or no customization by the Company. The implementation of this project has afforded the Company the opportunity to use the same development tool (high level programming language) for each module, thus providing a certain degree of consistency and efficiency in the product development process.

As of June 1997, the Company had installed limited functionality versions at four different sites. These versions had fully functional ticketing modules and some additional features, but not all the features planned for the general release version. As of May 13, 1997 the Company had completed the general release version of Admits for Windows(R) (the new general admission product) and has since installed it at a number of sites within several market segments, including all sites that had earlier versions. During June 1997, the development effort was focused on two groups of applications for the ski industry. The first group of ski applications was released on July 1, 1997, and the second group of ski applications was released on September 30, 1997. During the fourth quarter of 1997, the majority of the development effort was focused on refinements of the ski applications (including "bug fixes"). Although these applications were developed for the ski industry, management expects many of these features to be well received in other market segments too. Future development efforts will be focused on a reserved seating module that the Company will develop as soon as a customer is willing to purchase it.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions beginning in the first quarter of 1998 in areas of product development and customer support. In addition, the product has a new appearance which is more user friendly and will allow the user to modify a configuration layer (without access to the source code) which can remain in place when updating the product of a new revision level. As a result, the Company expects its new products to be more competitive in the market.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996



In 1997, approximately $319,000 of development costs were incurred for the new general admission product, and the entire amount was capitalized. Since inception, development costs incurred for the new product total approximately $450,000 of which $344,000 has been capitalized.

The Company estimates the cost of developing a reserved seating module for the new product will total approximately $300,000 to $500,000, of which $15,000 has been incurred, none of which has been capitalized.

NOTE 7 - OTHER ASSETS

Other assets as of December 31, consist of the following:


                                                          1997            1996
                                                        --------        --------
Non-competition agreement net of
     Amortization $85,000 and $56,667                   $   --          $ 28,333
Other                                                     19,137         106,188
                                                        --------        --------
                                                        $ 19,137        $134,521
                                                        ========        ========

NOTE 8 - NOTES PAYABLE

At December 31, 1997, the Company had an outstanding balance of $23,575 due to a bank. The note matures on August 23, 2001, has an annual interest rate of 10% and is collateralized with office equipment.

NOTE 9 - INCOME TAXES

The Company has a net operating loss (NOL) for income tax purposes of approximately $14,500,000 at December 31, 1997, which begins to expire in the year 2000. The deferred tax benefit is determined based on the difference between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are realized. The Company cannot reasonably predict when it can utilize the NOL carry forward and, therefore, the Company has recognized an equivalent valuation allowance against the deferred tax benefit.

The principal types of temporary differences and their related tax effects that give rise to the deferred tax assets as of December 31, are as follows:

                                                   1997              1996
                                               -----------       -----------

Basis difference in intangible assets          $    33,000       $    53,000
Warranty cost                                      205,000           211,000
Bad debt allowance, employee vacation pay
     And other accruals                            320,000           326,000
Compensation related to stock options              415,000           415,000
Net operating loss carry forward (1)             5,385,000         4,310,000
                                               -----------       -----------
                                                 6,358,000         5,315,000
Less valuation allowance                        (6,358,000)       (5,315,000)
                                               -----------       -----------
                                               $         0       $         0
                                               ===========       ===========

(1) Certain transactions involving the beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, a

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


portion of the Company's net operating loss carry forward is subject to limitation on their utilization against future income.

The Company's computed effective tax rate differs from the Federal statutory tax rate as follows:

                                                                1997       1996
                                                                ----       ----
Federal statutory rate                                           34%        34%
Effect of net operating losses (NOL) or NOL carry forward       (34)%      (34)%
                                                                ----       ----
Effective tax rate, after the effect of NOL                       0%         0%
                                                                ====       ====


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases its office and warehouse facility as well as some office equipment under operating leases.

Future minimum payments under these operating leases are as follows:

                               1998      $121,786
                               1999       136,643
                               2000       147,061
                               2001       144,710
                               2002       130,545
                                         --------
                                         $680,745
                                         ========

Total lease payments for the years ended December 31, 1997 and 1996 were $167,620 and $144,569, respectively.

LEGAL PROCEEDINGS

On June 15, 1995, the Company's founder, former President and Chief Executive Officer, Donald Turner (and four family members hereinafter referred to as the "Turners"), commenced an action against the Company, Jeffrey Markowitz and Richard Friedman in the Circuit Court for Pinellas County, Florida, Civil Division. Trial is currently set for the week of June 22, 1998. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages that in the aggregate could exceed $1,000,000. The Company believes Mr. Turner's suit is substantially without merit and intends to continue vigorously defending the action. The Company's legal counsel believes that if plaintiffs prevail and obtain a judgment for damages against the Company, an estimate of probable damages would be approximately $200,000 exclusive of palintiffs' costs, attorney fees and pre- and post-judgment interest.

On or about June 27, 1997, a class action was commenced in the United States district Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against inter alia, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the Company violated Sections 11 and 12 (2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law, and made negligent misrepresentations. In February 1998 the Company moved to dismiss the complaint in its entirety. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


In January 1997, Derek Betty and James Potter instituted actions against the Company arising pursuant to agreements entered into at the time of the sale of Delta Information Services, Inc. ("Delta") to the Company. The first action was entitled Derek Betty v. Lasergate Systems, Inc. (the "Betty Action") and the second action was entitled James Potter v. Lasergate Systems, Inc. and 1103065 Ontario, Inc. (the "Potter Action"). The Betty Action alleged that the Company failed to return shares of the Company's stock which were being held in escrow pursuant to a Collateral Stock Pledge Agreement executed in connection with the sale of Delta Information Services, Inc. ("Delta") to the Company. The Betty Action also alleged a breach of the terms and conditions of Registration Rights and Put Option Agreement executed in connection with the sale of Delta to the Company. The Betty Action sought damages in an amount in excess of $15,000. The Potter Action also alleged a breach of the Registration Rights and Put Option Agreement. Moreover, the Potter Action included allegations concerning James Potter's Consulting Agreement with the Company and a Non-Compete Agreement. The Potter Action sought a declaratory judgment determining that the Company and 1103065 Ontario Inc ("Ontario") were in material breach of the Non-Compete Agreement and that Potter be relieved of all obligations to perform under the Non-Compete Agreement. The Company succeeded in consolidating both proceedings in arbitration and filed a counterclaim. On November 7, 1997, the Company signed a settlement agreement with Derek Betty and James and Marion Potter which ended the arbitration proceeding. The settlement agreement, among other things, canceled the outstanding put options (which would have required the Company to purchase 20,000 shares of its Common Stock for $140,000), left the Non-Compete Agreement in place, and required the Company to make a cash payment of $30,000.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these other matters will have a material effect on the Company's financial position. However, should the Turners prevail and obtain a judgment against the Company, the Company would need to obtain immediate financing of some nature. The costs of such financing are unknown and the likelihood of obtaining such financing is uncertain.

OTHER MATTERS

Management has executed voluntary disclosure agreements with several states regarding its sales tax reporting obligations. Management believes the reported sales tax liability as of December 31, 1997, is reasonably adequate.

NOTE 11  - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has 20,000,000 authorized shares of Common Stock, of which 10,471,228 are either issued and outstanding or reserved for options and warrants. Additionally, 7,500 shares of Series G preferred stock are outstanding which can convert into 32,655,549 Common Shares.

The Company disclosed to Series G shareholders that it did not have sufficient shares of Common Stock for all the Series G shares to be converted. The Board of Directors have authorized an increase in the number of shares subject to shareholders approval to allow full conversion of the Series G shares, and the terms of the Series G subscription document provide for significant penalties if the additional shares are not authorized by the shareholders. These penalties have been temporarily suspended by the Series G shareholders but could be reinstated at their discretion. If reinstated, these penalties would amount to $375,000 if sufficient Common Shares are not authorized within sixty (60) days and an additional $750,000 for every one hundred twenty (120) days thereafter.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996




PREFERRED STOCK

The Company's articles of incorporation authorize a total of 2,000,000 shares of preferred stock. The Company's Board of Directors has established and authorized the Series G convertible preferred stock that is presently outstanding as well as Series A through F which are no longer outstanding

                                           F           G         Total
                                       ---------------------------------
         Total Authorized shares
             December 31, 1997            --         8,000       8,000
             December 31, 1996           8,000        --         8,000

         Outstanding shares
             December 31, 1997            --         7,500       7,500
             December 31, 1996           8,000        --         8,000

         Outstanding share amounts
             December 31, 1997            --        $  225      $  225
             December 31, 1996          $  240        --        $  240

Both series contain or contained specific provisions as to conversion into shares of common stock and liquidation values. The shares are or were nonvoting and participate or participated equally as to dividends declared with the Company's common stock. None of the preferred stock above has or had mandatory redeemable provisions.

For discussion of Series E, F, and G shares see Issuance of Stock--Private Placements.

PREFERRED STOCK DIVIDENDS

In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the Company's common stock, into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is treated as a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e. no valuation discounts allowed) as the fair value used in order to determine the intrinsic value dividend. However, since the proceeds of some series of preferred stock have been used to redeem previously issued preferred stock, the intrinsic value is reduced by the amount of any previously recognized dividend on the redeemed shares. The intrinsic value of dividends to preferred shareholders are added to the net loss before calculating the net loss per common share. The intrinsic value of beneficial conversion features to preferred shareholders are $475,570 and $2,836,353 for 1997 and 1996 respectively.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996



ISSUANCE OF COMMON STOCK FOR SERVICES

In June 1996, the Company issued 45,000 shares of restricted common stock to non-employee directors as compensation for past services as directors. Compensation for the services totaled approximately $42,000 based upon the market value of the Company's common stock, which approximated the value of services rendered.

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

On June 10, 1996, the Company commenced a private placement of 8,000 shares, at $750 a share, of the Company's newly established Series F Convertible Preferred Stock. On June 27, 1996, the placement closed with the Company receiving $5,172,500, net of commissions and offering expenses, for the sale of 8,000 shares of preferred stock. Each Series F share had a face value of $1,000, and was convertible into shares of common stock after August 7, 1996, at, generally, the average market price for the five trading days preceding conversion. However, for any conversion effected on or after June 6, 1997, but prior to June 6, 1998, the conversion would have been 96% of such average market price, and on or after June 6, 1998, the conversion would have been 94% of such average market price, but if such average market price were more than $1.00, the conversion price would have been $1.00, and one preferred share would have converted into 1,000 shares of common stock; and if such average market price were less than $0.45, the conversion price would have been $0.45, and one preferred share would have converted into 2,222 shares of common stock. Thus, the 8,000 Series F shares were convertible into between 8,000,000 and 17,777,778 shares of common stock. The entire Series F was redeemable at the price of $1.00 per share any time on or after June 7, 1999 at the Company's option upon giving 30 days notice to the holders of the Series F Preferred Stock. Series F shares had a liquidation value of $1,000 per share. On January 27, 1997, 55 Series F convertible preferred shares were converted into 100,000 shares of common stock at a conversion price of $0.55 a share. The conversion price was calculated as of September 30, 1996, the conversion request date. On November 4, 1997, the remaining 7,945 Series F Shares were redeemed in connection with the issuance of Series G Shares.

On October 30, 1997, the Board of Directors authorized a new series of convertible preferred stock, par value $.03, designated as Series G Convertible Preferred Stock ("Series G Shares"). The authorized number of such shares is 8,000. Each share has a face value of $1,000 and is convertible into 4,354 shares of Common Stock (a conversion price of $0.22967 per Common Share).

On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock to RBB Bank, AG as nominee for its clients (who are the beneficial owners of such shares) for $7,500,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended , under Regulation S promulgated thereunder. The Series G Shares are convertible into 32,655,549 common shares. Pursuant to the transaction, the Company redeemed 7,945 shares of the company's Series F Preferred Stock for $6 million, leaving the Company with $1,447,500 of net proceeds after giving effect to expenses of the offering. No sales commissions were paid.

Under the terms of the subscription agreement, the Company will pay a penalty of 5% of the face value of outstanding Series G Shares ($375,000) if shareholders have not approved an increase in the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares within 120 days of the

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


subscription agreement (by March 4, 1998). An additional penalty of 10% will be incurred for each 120 days beyond March 4, 1998, until shareholders authorize an amendment to the Articles of Incorporation to increase the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares into Common Shares (the "Amendment"). Such penalties shall be payable in cash. If sufficient cash is not available to legally pay the penalty, the Company will issue a note payable to the Series G holders in the amount of the penalty bearing interest at a rate of 20% per annum.

The penalties described in the preceding paragraph have been temporarily suspended by the Series G investors on the condition that the Company expeditiously propose the Amendment to the shareholders at the 1998 Annual Meeting of shareholders such that for the Series G investors will be able to convert all the Series G shares into common shares. However, the Series G investors may reinstate these penalties upon sixty days notice. On April 11, 1998, the Company converted 1,800 of the 7,500 Series G Shares into 7,837,332 common shares.


RESERVATION AND AUTHORIZATION OF COMMON STOCK

Upon the redemption of all outstanding Series F Shares, the Company unreserved 8,000,000 shares of common stock. Then, upon the sale of the Series G , the Company reserved 8,000,000 shares of common stock to provide for their conversion. The Series G Shares are convertible into 32,655,549 common shares but the subscription agreement provided for the reservation of only 8,000,000 shares. The Board of Directors plans to recommend to the Company's stockholders at the 1998 Annual Meeting of Stockholders that they approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock. Upon approval of this amendment by the stockholders of the Company, the Company will reserve 24,655,549 additional shares to allow for the possibility of the Series G shares converting into as many as 32,655,549 common shares.

STOCK OPTION PLANS

In February 1994, the Board of Directors authorized the establishment of the Company's 1994 Stock Option Plan (the "Plan"). The Plan permits the grant of options that may be either incentive stock options (ISO's) or non-qualified stock options (NQSO's). The total number of shares of common stock for options that may be granted under the Plan may not exceed 58,333 subject to adjustment, as defined. The Compensation/Stock Option Committee of the Board of Directors is authorized to determine the number of options to be granted, the number of shares that will be subject to any option and the exercise price. The exercise price for non-qualified stock options may not be less than 25% of the fair market value of the common stock on the date of grant. At the 1995 annual meeting of shareholders, shareholders approved changes to the Plan that authorized grants of 5,000 options per term year at an exercise price of 85% of the market value for each outside Director. The options vest at the rate of 5,000 shares per year at the beginning of each term year. Automatic grants of 5,000 options were made during 1997 to each of John J. Chluski (an outside Director), Bruce D. Barrington (who served as an outside Director until February 24, 1998), and Eric T. Jager (an outside Director). A total of 40,000 options have been granted under the Plan. The automatic grants were the only grants made under the Plan in 1997.

NON-QUALIFIED STOCK OPTIONS

The Company granted an additional 37,500 options outside of the Plan to each of Mr. Chluski, Mr. Barrington, and Mr. Jager shortly after their appointment to the Board of Directors as an inducement for them to join the Board in addition to the automatic grants of 5,000 options each. These options are exercisable for 10 years at exercise prices ranging from $.28125 to $.65625 and were immediately vested. In order to compensate Mr. Swacker at the same rate as all other non-employee Directors, Mr. Swacker was granted an option to purchase 37,500 shares outside of the 1994 Stock Option Plan at an exercise price of approximately $.28 (100% of the market value at time of grant).

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


In 1997, the Board of Directors granted options to purchase shares of common stock to officers of the Company which are subject to and will become effective upon approval by the shareholders at the 1998 Annual Meeting of Shareholders.

In October 1994, the Board of Directors authorized the grant of 375,000 non-qualified stock options at an exercise price of $2.00 per share were granted to the Company's President and Chief Executive Officer in connection with a three year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exercisable since their issuance was not contingent on future services as are the remaining 250,000 options. Accordingly, compensation expense of $375,000 representing the difference between the fair value of $5.00 per share (determined by the Board of Directors considering various factors such as restrictions, etc.) and the exercise price, was recorded in the consolidated statement of operations for 1994. In addition, the corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet as of December 31, 1994. Of the remaining balance of 250,000 options, 125,000 options vested on October 31, 1995 and 125,000 options vested on October 31, 1996. In accordance with accounting provisions of APB No. 25, the Company recorded compensation expense in 1997 of $0 and $187,500 in 1996.

The Company granted options to purchase 120,000 shares of common stock to an executive officer for services rendered during 1996. These options vested on October 31, 1996. During 1997 20,000 of these options were cancelled. The remaining options grant the right to purchase 100,000 shares at an exercise price of $0.66 and are exercisable until one year after registration of the underlying stock (the underlying stock has not been registered as of April 28, 1998).

A summary of the status of the Company's outstanding stock options as of December 31, 1997, and 1996, and changes during the years ending on those dates is presented below:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                     ------      --------------

Options outstanding, December 31, 1995               413,500       $   1.97
Options granted                                      205,000       $    .78
Options canceled or forfeited                        (17,500)      $   1.00
                                                    --------       --------
Options outstanding, December 31, 1996               601,000       $   1.59
Options granted                                       90,000       $   0.27
Options canceled or forfeited                        (26,000)      $   1.00
                                                    --------       --------
Options outstanding, December 31, 1997               665,000       $   1.41

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                         WEIGHTED
                                                         AVERAGE
                            RANGE OF                    REMAINING     WEIGHTED
                            EXERCISE       NUMBER     CONTRACT LIFE    AVERAGE
                            PRICES       OUTSTANDING      (YEARS)     EXERCISE
                            ------       -----------      -------     --------

Outstanding Options:      $0.24-$0.66      275,000          7.1      $   0.52
                          $2.00-$2.76      390,000          6.7      $   2.03

Exercisable Options:      $0.24-$0.66      275,000          7.1      $   0.52
                          $2.00-$2.76      390,000          6.7      $   2.03

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation, as it relates to employment awards. It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss available to common shareholders would be increased to the pro forma amounts indicated below for the years ended December 31:

                                                          1997          1996
                                                          ----          ----
Net loss available to common   As reported             $ 3,398,639   $ 7,834,315
       shareholders            Pro forma (unaudited)   $ 3,416,889   $ 7,929,715

Loss per common share          As reported             $       .46   $      1.29
                               Pro forma (unaudited)   $       .46   $      1.31


The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively, no dividend yield for all years, expected volatility of approximately 128% for 1997 and 112% for 1996; risk-free interest rates of approximately 6.0% for both years, and expected lives of approximately 2.5 years for both years.

WARRANTS

In connection with the secondary public offering completed in October 1994, the Company issued 1,840,000 redeemable warrants to purchasers of the Company's common stock. These redeemable warrants were immediately detachable and separately tradable from the common stock with which they were issued. Each redeemable warrant expires on October 16, 1999, and entitles the holder, commencing one year from the effective date of the offering, to purchase one share of the Company's common stock for $5.50, the exercise price. The redeemable warrants are subject to redemption commencing one year after the effective date at a price of $.05 per redeemable warrant subject to the occurrence of certain events, as defined, including a reduction of the price per share of common stock to less than the redemption price.

The Company granted warrants to purchase 4,167 shares of the Company's common stock at an exercise price of $4.50 per share, which expire on May 20, 1998, in connection with financing activities in 1993.

In connection with the private placement of Series F Convertible Preferred Stock completed in June 1996, the Company issued 500,000 warrants to the placement agent. These warrants expire on September 30, 2001, and entitle the holder to purchase one share of the Company's common stock at an exercise price of the average conversion price of the Series F Convertible Preferred Stock ($0.55), with anti-dilution provisions which reduce the exercise price to the average conversion price of any subsequent issuance of convertible preferred stock (Series G = $0.22967). In 1997, Series G Preferred Stock was issued with a conversion price of $0.22967. Accordingly, the exercise price of these warrants was reduced to $0.22967. In 1996, the estimated fair value of these warrants for the placement agent services rendered, based on SFAS No. 123 provisions is approximately $190,000, determined by using a binomial option-pricing model with assumed volatility of 122%, risk-free rate of 6.0%, and expected holding period of three years. A SFAS No.123 valuation of these warrants in 1997 based upon the new exercise price did not result in a higher fair value than $190,000 and accordingly this amount has not been revalued. For financial statement purposes, the value of the services (compensation) is reflected as a reduction to the proceeds received from the related private placement and, accordingly, a reduction to paid-in capital. In addition, the value assigned to the warrants is reflected as an addition to paid-in capital (Stockholders' Equity). Because the reduction and increase to

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


paid-in capital are offsetting amounts of $190,000, the Company has chosen not to reflect them separately in the Statement of Stockholders' Equity.

A summary of the status of the Company's outstanding warrants as of December 31, 1997, and 1996, and changes during the years ending on those dates is presented below:

                                                               WEIGHTED AVERAGE
                                                   SHARES       EXERCISE PRICE

Warrants outstanding, December 31, 1995           2,121,067         $5.96
Warrants granted                                    500,000           .23
Warrants canceled or forfeited                         --            --
                                                 ----------         -----

Warrants outstanding, December 31, 1996           2,621,067         $4.87
Warrants granted                                       --            --
Warrants canceled or forfeited                     (276,900)         9.08
                                                 ----------         -----

Warrants outstanding, December 31, 1997           2,344,167         $4.37
                                                 ==========         =====

The following table summarizes information concerning currently outstanding and exercisable warrants:

                                                           WEIGHTED
                                                           AVERAGE
                              RANGE OF                    REMAINING     WEIGHTED
                              EXERCISE        NUMBER    CONTRACT LIFE    AVERAGE
                               PRICES      OUTSTANDING     (YEARS)      EXERCISE

Outstanding Warrants:           $0.23         500,000        3.5          $0.23
                             $3.75-$5.50    1,844,167        1.8          $5.50


Exercisable Warrants:           $0.23         500,000        3.5          $0.23
                             $3.75-$5.50    1,844,167        1.8          $5.50



NOTE 12 - SALES TO MAJOR CUSTOMERS

In 1997, one customer, American Skiing Company (owner/operator of nine ski resorts in the United States) represented 54% of revenues.

In 1996, one customer, Bayindir Insaat Turizm Ticaret (a large, indoor amusement park in Istanbul, Turkey) represented 12% of revenues.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1997 and 1996


NOTE 13 - EMPLOYEE BENEFITS

Effective July 1, 1995, the Lasergate Systems, Inc. Profit Sharing 401(k) Plan was established covering substantially all employees. The Company made no contribution to the 401(k) Plan during 1996 or 1997.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

During 1997, the Company paid $156,630 to a vendor in which an outside director had a substantial financial interest for programming services, paid $36,000 to a relative of the chief executive officer for consulting services, and accrued $50,000 for services performed by outside directors, which have not been paid as of April 10, 1998.

During 1996, the Company made a cash payment of $14,000 to an outside Director of the Company for extensive business consulting services. The Company also paid approximately $20,000 to a vendor in which another outside Director had a substantial financial interest for programming services.