Form 10QSB
period 1998-03-31
LASERGATE SYSTEMS INC
filed 1998-05-15
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

Commission file number 0-15873

                             LASERGATE SYSTEMS, INC.
              (Exact name of small business issuer in its charter)

          Florida                                                 59-2543206
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                2189 Cleveland Street, Clearwater, Florida 33765
               (Address of principal executive office) (Zip Code)

                    Issuer's telephone number: (813) 803-1574



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class                                                Outstanding at May 14, 1998
-----                                                ---------------------------

Common stock $0.03 par value                                15,299,393

Transitional Small Business Disclosure Format (check one) Yes [_]      No [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

Part I.   FINANCIAL INFORMATION                                             PAGE

          Item 1.  Consolidated Financial Statements                           3

                   Consolidated Balance Sheets as of March 31, 1998            3
                   (unaudited) and December 31, 1997

                   Consolidated Statements of Operations                       4
(unaudited) for the three months ended
                   March 31, 1998 and March 31, 1997

                   Consolidated Statements of Cash Flows                       5
                   (unaudited) for the three months ended
                   March 31, 1998 and March 31, 1997

                   Notes to Financial Statements (unaudited)                   6

          Item 2.  Management's Discussion and Analysis or Plan               10
                   of Operation

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signature                                                           14

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             March 31,      December 31,
                                                                                1998            1997
                                                                           ------------    ------------
                                                                           (Unaudited)
Current assets
     Cash and cash equivalents                                             $    162,851    $    390,760
     Accounts receivable, net of allowances
        of  $172,690 and $157,690                                               255,768         455,001
     Note receivable, current portion                                            50,251          50,251
     Inventories                                                                159,246         232,192
     Prepaid expenses                                                            21,163          30,838
                                                                           ------------    ------------
           Total current assets                                                 649,279       1,159,044

Property and equipment, net                                                     265,005         305,509
Note receivable, long-term portion                                               59,091          59,091
Systems and software costs, net of amortization of $1,637,253
 and $1,611,753                                                                 544,316         475,491
Goodwill, net of amortization of $431,804 and $398,557                        2,216,469       2,249,716
Other assets, net                                                                16,637          19,137
                                                                           ------------    ------------

Total assets                                                               $  3,750,797    $  4,267,988
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank                                                  $     22,222    $     23,575
     Accounts payable, trade                                                    623,061         780,271
     Deferred revenues                                                          310,078         356,471
     Accrued warranty costs                                                     551,427         554,497
     Accrued expenses                                                           915,130         912,190
                                                                           ------------    ------------
Total current liabilities                                                     2,421,918       2,627,004
                                                                           ------------    ------------
     Total liabilities                                                        2,421,918       2,627,004
Stockholders' equity:
     Preferred stock, $.03 par value, 2,000,000 shares authorized,
        7,500 shares issued and outstanding at
        March 31, 1998 and December 31, 1997,  respectively                         225             225
     Common stock, $.03 par value, 20,000,000 shares authorized,
        7,462,061 issued and outstanding at
        March 31, 1998 and December 31, 1997                                    223,862         223,862
     Additional paid-in capital                                              21,123,284      21,123,284
     Accumulated deficit                                                    (20,018,492)    (19,706,387)
                                                                           ------------    ------------
        Total stockholder's equity                                            1,328,879       1,640,984
                                                                           ------------    ------------

Total liabilities and Stockholders' equity                                 $  3,750,797    $  4,267,988
                                                                           ============    ============


        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                      1998             1997
                                                   -----------      -----------

Revenues                                           $ 1,215,329      $ 1,278,576

Operating Expenses:
       Cost of revenues                                722,764          853,299
     Development                                        25,894          132,637
     Selling, general and administrative               781,835          867,083
                                                   -----------      -----------

          Operating loss                              (315,164)        (574,443)

Other income (expense)
     Interest                                            3,059           10,241
     Other, net                                           --              1,405
                                                   -----------      -----------
     Loss before income taxes                         (312,105)        (562,797)

Income taxes                                              --               --
                                                   -----------      -----------

     Net loss                                      $  (312,105)     $  (562,797)
                                                   ===========      ===========


Net loss per common share                          $      (.04)     $      (.08)
                                                   ===========      ===========


Weighted Average Common Stock Outstanding            7,462,061        7,362,061
                                                   ===========      ===========







        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1998           1997
                                                            -----------    -----------
Cash flows from operating activities:
     Net loss                                               ($  312,105)   $  (562,797)
     Adjustments to reconcile net loss to cash
         used in operating activities:
     Depreciation of  property and equipment                     42,100         33,822
Amortization of intangibles                                      58,747         71,313
     Increase in accounts receivable allowances                  15,000         12,500
Decrease (increase) in:
         Accounts receivable, trade                             184,233         70,329
         Inventories                                             72,946        132,873
         Prepaid expense                                          9,678        (44,412)
         Other                                                    2,500         81,753
     Increase (decrease) in:
        Accounts payable and accrued expenses                  (154,270)      (311,915)
        Accrued product costs                                    (3,070)         7,443
    Deferred revenue                                            (46,393)      (486,364)
                                                            -----------    -----------

         Net cash used in operating activities                 (130,634)      (995,455)

Cash flows from investing activities:
     (Additions to), disposal of, property and equipment         (1,597)       (56,692)
     Capitalized software development costs                     (94,325)       (92,090)
                                                            -----------    -----------
     Net cash provided (used) in investing activities           (95,922)      (148,782)
                                                            -----------    -----------

Cash flows from financing activities:
     Issuance of note receivable                                   --         (144,856)
     Repayment of loans, other                                   (1,353)        (1,225)
                                                            -----------    -----------

 Net cash (used) for  financing activities                       (1,353)      (146,081)
                                                            -----------    -----------

     Net increase (decrease) in cash and cash equivalents      (227,909)    (1,290,318)

Cash and cash equivalents, beginning of period                  390,760      1,924,825
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $   162,851    $   634,507
                                                            ===========    ===========







        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1- FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the ACompany@) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes ) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

OPERATIONAL AND FUNDING MATTERS AND REPORTING BASIS

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the three months ended March 31, 1998, the Company used $130,634 of cash in operating activities and incurred a loss of $312,105. From its inception in March 1985 through March 31, 1998, the Company has incurred a cumulative loss of $20,018,492. In recent years the Company has relied upon proceeds from private and public placements of equity securities and loans (some of which were converted into common stock) in order to fund its operations.

In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management believes that having the Admits for Windows(R) product installed at several high profile accounts since mid-1997 will improve its ability to sell the product and expects 1998 sales opportunities to be at least the same as those experienced in 1997. However, the Company's financial stability has affected its sales. The Company cannot provide the necessary assurances to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the Company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for approximately one year now, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and current liabilities exceed current assets by $1,772,639 at March 31, 1998. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days, and, on one occasion, delaying payroll for senior management. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions, immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. However, as part of any financing arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interest. Management believes this is necessary in order to increase the Company's revenues.

Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and to focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised if necessary to allow the Company to continue its operations.

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

The penalties described in the preceding paragraph have been temporarily suspended by the Series G investors on the condition that the Company expeditiously propose the Amendment to the shareholders at the 1998 Annual Meeting of shareholders such that the Series G investors will be able to convert all the Series G shares into common shares. However, the Series G investors may reinstate these penalties upon sixty days notice. On April 11, 1998, the Company converted 1,800 of the 7,500 Series G Shares into 7,837,332 common shares.

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

CLASSIFICATION OF EXPENSES

Cost of revenues includes the costs associated with the hardware and software acquired for the Company's customers and the estimated direct costs associated with the engineering (mostly software customization) and installation of the system. Cost of revenues also includes the estimated direct cost related to the support and maintenance of the Company's service contracts as well as amortization of capitalized software.

NET LOSS PER COMMON SHARE

The net loss per common share amount is based on the weighted average number of common shares outstanding during the period. Options and warrants and the effect of the convertible securities are not included in the calculation of net loss per share because they are antidilutive. At March 31, 1998, there were options and warrants outstanding to purchase 3,009,167 common shares at prices ranging from $0.24 to $5.50 per share, and 7,500 Series G shares which can convert into 32,655,549 common shares.

NOTE 2 - SYSTEMS AND SOFTWARE COSTS

From June 1996 until June 1997 the Company rewrote its general admission product in order to make it Windows(R) based. Since June 1997, the Company has been adding additional features and functions to the product.

As a result of this development effort and new product introduction, the Company expects to achieve cost reductions in areas of product development and customer support. In addition, the product has a new appearance which is more user friendly and allows the user to modify a configuration layer (without access to the source code) which can remain in place when updating the product to a new revision level. As a result, the Company expects its new products to be more competitive in the market.

In the first quarter, 1997, $94,325 of development costs were incurred for the new general admission product, and the entire amount was capitalized. Since inception, development costs incurred for the new product total approximately $544,325 of which $438,325 has been capitalized.

The Company estimates the cost of developing a reserved seating module for the new product will total approximately $300,000 to $500,000, of which $15,000 has been incurred, none of which has been capitalized.

NOTE 3 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $551,427 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods and to provide for Year 2000 compliance of legacy products. During the first quarter of 1998, $40,356 was spent for these enhancements and subsequently charged against this allowance. Management has reviewed warranty costs incurred within the past year, and believes that the accrued warrant allowance is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning around January 1999, these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many customers may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new Windows(R) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. Many versions of non-compliant products have been sold and installed in the past; however, the terms of their licenses may expire or the customer may decide to replace their system before any modifications would be necessary. Thus, some versions may have no impact on the Company, but other versions may require modifications or upgrades and the resources required to complete these modifications and upgrades may be substantial. Additionally, there can be no absolute assurance that the Company's software products that are designed to be Year 2000 compliant are actually compliant. Management is currently evaluating the impact of Year 2000 requirements upon the Company, and developing a plan to limit the Company's exposure and cost of compliance. Management currently estimates the cost of compliance to be approximately $100,000 and has provided for this cost as part of its warranty provision.

NOTE 4  - LEGAL PROCEEDINGS

On June 15, 1995, the Company's founder, former President and Chief Executive Officer, Donald Turner (and four family members hereinafter referred to as the "Turners"), commenced an action against the Company, Jeffrey Markowitz and Richard Friedman in the Circuit Court of Pinellas County, Florida, Civil Division. Trial is currently set for the week of June 22, 1998. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and seeks damages that in the aggregate could exceed $1,000,000. The Company believes Mr. Turner's suit is substantially without merit and intends to continue vigorously defending the action. Management believes that the outcome in this matter will not have a material effect on the results of operations of the Company and an estimated amount has been provided for in the financial statements. There have been no significant changes regarding this action since the last quarter.

On or about June 27, 1997, a class action was commenced in the United States District Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against inter alia, the Company, Sterling Foster & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the company violated Sections 11 and 12 (2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law, and made negligent misrepresentations. In February 1998 the Company moved to dismiss the complaint in its entirety. The company believes that it has defenses to these claims and intends to vigorously defend itself in this action. There have been no significant changes regarding this action since the last quarter.

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

NOTE - 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest And Income Taxes Paid:


                                                           Three Months Ended
                                                           ------------------
                                                         1998              1997
                                                        ------              ----

Interest                                                $1,534              $460
Income taxes                                              --                 --

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

RESULTS OF OPERATIONS

REVENUES:

Revenues were $1,215,329 and $1,278,576 in the first quarter of 1998 and the first quarter of 1997 respectively, representing a decrease of $63,247 or 5%. Product sales represented $1,061,140 and $1,184,595 in the first quarter of 1998 and 1997 respectively and revenue from maintenance and support of existing customers represented $154,189 and $93,981 in the first quarter of 1998 and 1997 respectively. Revenue from product sales in the first quarter of 1998 includes $782,000 of revenue recognized on sales of the Admits for Windows(R) product compared to revenue recognized in the first quarter of 1997 of $881,000 for Admits for Windows(R) product sales. Revenue from maintenance and support has increased due to new product sales of Admits for Windows(R) and increased pricing for maintenance and support.

COST OF REVENUES:

Cost of revenues were $722,764 and $853,299 in the first quarter of 1998 and the first quarter of 1997 respectively representing a $130,535, or 15%, decrease. As a percentage of revenues, cost of revenues in the first quarter of 1998 was 59% of revenues compared to 67% of revenues in the first quarter of 1997. This was primarily due to the increase in software sales and maintenance and support revenues without a comparable increase in the costs associated with such sales and revenues. The ratio of cost of revenues-to-revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $25,894 and $132,637 in the first quarter of 1998 and the first quarter of 1997 respectively representing a decrease of $106,743, or 80%. Development costs for the first quarter of 1998 do not include $94,325 of capitalized costs related to the new Admits for Windows(R) product, $24,500 of costs charged to the warranty allowance, or $31,711 charged to cost of revenues. Development costs for the first quarter of 1997 do not include $92,090 of capitalized software costs, $39,608 of costs charged to the warranty allowance, or $25,669 charged to cost of revenues. With the addition of these amounts, costs have decreased $113,574 in the first quarter of 1998 compared to the first quarter of 1997. This represents a 39% decrease, which is due to a significant reduction in outside contract labor ($9,098 in first quarter 1998 versus $127,658 in first quarter 1997). In early 1997, the Company used extensive contract labor associated with development of the new Admits for Windows(R) software. The Company expects to continue to develop enhancements to its products for the remainder of 1998. Future development efforts will be focused on a reserved seating module as soon as resources become available and a customer is willing to purchase it.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $781,835 and $867,083 in the first quarter of 1998 and the first quarter of 1997 respectively, representing a $85,248 or 9.8% decrease. The decrease in SG&A expense is primarily attributable to decreases in travel, employee recruitment, rent (due to Company relocation), and amortization expenses.

Net loss decreased to $312,105 ($.04 a share) for the first quarter of 1998 from $562,797 ($.08 a share) for the first quarter of 1997. The components of the decrease in the Company's net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the three months ended March 31, 1998, the Company used $130,634 of cash in operating activities and incurred a loss of $312,105. From its inception in March 1985 through March 31, 1998, the Company has incurred a cumulative loss of $20,018,492. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.

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

During the first quarter of 1998, accounts receivable decreased $184,233 primarily due to increased collection efforts, inventory decreased $ 72,946 due to fewer installations being in process at March 31, 1998 than at December 31, 1997, and accounts payable decreased $ 154,270 primarily due to the payment of accrued payroll, payroll taxes and other expenses which were accrued at year end. The decrease in accrued payroll and payroll taxes arose because the Company's payroll service provider did not charge the Company for the December 31, 1997 payroll until January 6, 1998. At December 31, 1997 accrued payroll and payroll taxes were $67,253 and at March 31, 1998 accrued payroll and payroll taxes were $-0-. All other accounts payable and accrued expenses decreased $87,017 during the first quarter of 1998.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract, typically with some type of financial assurance such as a deposit. As of March 31, 1998 and December 31, 1997, the Company's backlog was approximately $566,443 and $880,721, respectively.

Management believes that having the Admits for Windows(R) product installed at several high profile accounts since mid-1997 will improve its ability to sell the product and expects 1998 sales opportunities to be at least the same as those experienced in 1997. However, Management believes that the Company's lack of financial stability has affected its sales. The company cannot provide the necessary assurances to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the Company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for approximately one year now, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and current liabilities exceed current assets by $1,772,390 at March 31, 1998. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days, and, on one occasion, delaying payroll for senior management. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions, immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. However, as part of any financing arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interest. Management believes this is necessary in order to increase the Company's revenues.

Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and to focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional potential candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised if necessary to allow the Company to continue its operations.

Part II-Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits: 27.1 Financial Data Schedule.

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1998.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Lasergate Systems, Inc.
                                                      Registrant



Date:   May 15, 1998                                  /s/Philip P. Signore
                                                     -------------------------
                                                      Philip P. Signore
                                                      Vice President
                                                      Chief Financial Officer