Form 10QSB
period 1998-06-30
LASERGATE SYSTEMS INC
filed 1998-08-11
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________

COMMISSION FILE NUMBER 0-15873

                             LASERGATE SYSTEMS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

              FLORIDA                                    59-2543206
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                2189 CLEVELAND STREET, CLEARWATER, FLORIDA 33765
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (727) 803-1574

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X] NO [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE.

CLASS                               OUTSTANDING AT AUGUST 7, 1998
-----                               -----------------------------

COMMON STOCK $0.03 PAR VALUE        15,299,393

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
Part I. FINANCIAL INFORMATION
        ---------------------

     Item 1. Consolidated Financial Statements                                3

             Consolidated Balance Sheets as of June 30, 1998
             (unaudited) and December 31, 1997                                3

             Consolidated Statements of Operations                            4
             (unaudited) for the three months and six months ended
             June 30, 1998 and 1997

             Consolidated Statements of Cash Flows                            5
             (unaudited) for the six months ended
             June 30, 1998 and 1997

             Notes to Financial Statements (unaudited)                        6

     Item 2. Management's Discussion and Analysis or Plan                     10
             of Operation

Part II. OTHER INFORMATION
         -----------------

     Item 6. Exhibits and Reports on Form 8-K                                 14

     Signature                                                                15

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     JUNE 30,         DECEMBER 31,
                                                                       1998               1997
                                                                   ------------       ------------
                                                                   (Unaudited)
Current assets:
Cash and cash equivalents                                          $    112,560       $    390,762
Accounts receivable, net of allowances
of $152,214 and $157,690                                                131,919            455,001
Note receivable, current portion                                         50,251             50,251
Inventories                                                             109,845            232,192
Prepaid expenses                                                         30,793             30,838
                                                                   ------------       ------------
        Total current assets                                       $    435,368       $  1,159,044
Property and equipment, net                                             228,743            305,509
Note receivable, long-term portion                                       59,091             59,091
Systems and software costs, net of amortization of $1,662,753
and $1,611,753                                                          628,674            475,491
Goodwill, net of amortization of $465,052 and $398,557                2,183,222          2,249,716
Other assets, net                                                        24,324             19,137
                                                                   ------------       ------------
Total Assets                                                       $  3,559,422       $  4,267,988
                                                                   ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, bank                                             $     22,222       $     23,575
   Accounts payable, trade                                              740,322            780,271
   Deferred revenues                                                    362,739            356,471
   Accrued warranty costs                                               549,760            554,497
   Accrued expenses                                                     883,715            912,190
                                                                   ------------       ------------
Total current liabilities                                             2,558,758          2,627,004
                                                                   ------------       ------------
   Total liabilities                                                  2,558,758          2,627,004
Stockholders' equity:
   Preferred stock, $.03 par value, 2,000,000
      shares authorized, 7,500 shares
      issued and outstanding at June 30,
      1998 and December 31, 1997, respectively                              225                225
   Common stock, $.03 par value, 20,000,000
      shares authorized, 15,299,393 and
      7,462,061 issued and outstanding at
      June 30, 1998 and December 31, 1997                               223,862            223,862
   Additional paid-in capital                                        21,123,284         21,123,284
   Accumulated deficit                                              (20,346,707)       (19,706,387)
                                                                   ------------       ------------
      Total stockholder's equity                                      1,000,664          1,640,984
                                                                   ------------       ------------
Total liabilities and Stockholders' Equity                         $  3,559,422       $  4,267,988
                                                                   ============       ============

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------           -----------------------------------
                                                    1998                    1997                  1998                   1997
                                                ------------           ------------           ------------           ------------
Revenues                                        $    762,669           $  1,025,888           $  1,977,998           $  2,304,464

Operating Expenses:
   Cost of revenues                                  415,442                947,766              1,138,206              1,801,066
   Development                                        18,934                 77,048                 44,828                209,685
   Selling, general and administrative               662,365                796,831              1,444,200              1,663,914
                                                ------------           ------------           ------------           ------------
       Operating Loss                               (334,072)              (795,757)              (649,236)            (1,370,201)

Other income (expense)                                 5,857                  6,879                  8,916                 18,525
                                                ------------           ------------           ------------           ------------

   Net Loss                                     $   (328,215)          $   (788,878)          $   (640,320)          $ (1,351,676)
                                                ============           ============           ============           ============

Net loss per common share                             ($0.02)                ($0.11)                ($0.06)                ($0.18)

Weighted Average Common
   Stock Outstanding                              14,438,148              7,462,061             10,969,375              7,447,617

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               SIX MONTHS ENDED,
                                                                     -----------------------------------
                                                                     JUNE 30, 1998         JUNE 30, 1997
                                                                     -------------         -------------
Cash flow from operating activities:
      Net Loss                                                        $  (640,320)          $(1,351,676)
      Adjustments to reconcile net loss
      To cash used in operating activities:
      Depreciation of property and equipment                               84,462                70,347
      Amortization of intangibles                                         117,494               143,322
      Increase (decrease) in provision for doubtful accounts              (10,396)                2,355
      Decrease (increase) in:
        Accounts receivables, trade                                       337,639               152,972
        Inventories                                                       122,348               127,829
        Prepaid Expenses                                                   (4,117)              (41,541)
        Other                                                              (5,187)               82,629
        Notes receivable plus accrued expenses                           (148,477)
      Increase (decrease) in:
        Accounts payable and accrued expenses                             (68,425)               19,192
        Accrued product cost                                               (4,737)              (36,981)
        Deferred revenue                                                    6,269              (524,344)
                                                                      -----------           -----------

Net cash used in operating activities                                 $   (64,970)          $(1,504,373)
                                                                      -----------           -----------
Cash flow from investing activities:
      (Additions) to, disposal of, property and equipment                  (7,696)              (96,738)
      Capitalized software development cost                              (204,183)             (185,565)
                                                                      -----------           -----------
Net cash used in investing activities                                    (211,879)             (282,303)
                                                                      -----------           -----------
Cash flows from financing activities:
      Repayment of loans, other                                            (1,353)               (2,471)
                                                                      -----------           -----------
Net increase (decrease) in cash and cash equivalents                     (278,202)           (1,789,147)

Cash and cash equivalents, beginning of period                            390,762           $ 1,924,825
                                                                      -----------           -----------

Cash and cash equivalents, end of period                              $   112,560           $   135,678
                                                                      ===========           ===========

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1 - FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB as amended, for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes ) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

OPERATIONAL AND FUNDING MATTERS AND REPORTING BASIS

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB as amended, for the fiscal year ended December 31, 1997, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB as amended, for the fiscal year ended December 31, 1997 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the six months ended June 30, 1998, the Company used $64,970 of cash in operating activities and incurred a loss of $640,320. From its inception in March 1985 through June 30, 1998, the Company has incurred a cumulative loss of $20,346,707. In recent years the Company has relied upon proceeds from private and public placements of equity securities (some of which were converted into common stock) and loans in order to fund its operations.

In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management believes that having the Admits for Windows(R) product installed at several high profile accounts since mid-1997 will improve its ability to sell the product and expects 1998 sales opportunities to be approximately the same as those experienced in 1997. However, the Company's financial stability has affected its sales. The Company cannot provide the necessary assurances to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the Company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for over one year, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and current liabilities exceed current assets by $2,123,390 at June 30, 1998. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions, immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. However, as part of any financing arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interest. Management believes a capital infusion is necessary in order to increase the Company's revenues.

Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised to allow the Company to continue its operations.

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

Under the terms of the subscription agreement, the Company is to pay a penalty of 5% of the face value of outstanding Series G Shares ($375,000) if shareholders do not approve an increase in the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares within 120 days of the subscription agreement (by March 4, 1998). Under the terms of the subscription agreement, an additional penalty of 10% is to be incurred for each 120 days beyond March 4, 1998, until shareholders authorize an amendment to the Articles of Incorporation to increase the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares into Common Shares (the "Amendment"). Such penalties shall be payable in cash. If sufficient cash is not available to legally pay the penalty, the Company will issue a note payable to the Series G holders in the amount of the penalty bearing interest at a rate of 20% per annum.

The penalties described in the preceding paragraph have been temporarily suspended by the Series G investors on the condition that the Company expeditiously propose the Amendment to the shareholders at the 1998 Annual Meeting of shareholders such that the Series G investors will be able to convert all the Series G shares into common shares. However, the Series G investors may reinstate these penalties upon sixty days notice. As of the date hereof, the Company has not held it 1998 Annual Meeting of shareholders and the investors have not made a demand to reinstate the penalties. On April 11, 1998, the Company converted 1,800 of the 7,500 Series G Shares into 7,837,332 common shares.

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

NET LOSS PER COMMON SHARE

The net loss per common share amount is based on the weighted average number of common shares outstanding during the period. Options and warrants and the effect of the convertible securities are not included in the calculation of net loss per share because they are antidilutive. At June 30, 1998, there were options and warrants outstanding to purchase 3,009,167 common shares at prices ranging from $0.24 to $5.50 per share, and 5,700 Series G shares which can convert into 24,818,217 common shares.

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

In the second quarter, 1998, $109,858 of development costs were incurred for the new general admission product, and the entire amount was capitalized. Since inception, development costs incurred for the new product total approximately $654,183 of which $548,183 has been capitalized.

The Company estimates the cost of developing a reserved seating module for the new product will total approximately $300,000 to $500,000, of which $15,000 has been incurred, none of which has been capitalized.

NOTE 3 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $549,760 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods and to provide for Year 2000 compliance of legacy products. For the six months ending June 30, 1998, $50,165 was spent for these enhancements and subsequently charged against the warranty allowance. Management has reviewed warranty costs incurred within the past year, and believes this provision is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning around January 1999, these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many customers may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new Windows(R) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. Many versions of non-compliant products have been sold and installed in the past; however, the terms of their licenses may expire or the customer may decide to replace their system before any modifications would be necessary. Thus, some versions may have no impact on the Company, but other versions may require modifications or upgrades and the resources required to complete these modifications and upgrades may be substantial. Additionally, there can be no absolute assurance that the Company's software products that are designed to be Year 2000 compliant are actually compliant. Management is currently evaluating the impact of Year 2000 requirements upon the Company, and developing a plan to limit the Company's exposure and cost of compliance. Management currently estimates the cost of compliance to be approximately $100,000 and has provided for this cost as part of its warranty provision stated above.

NOTE 4 - LEGAL PROCEEDINGS

On June 15, 1995, the Company's founder, former President and Chief Executive Officer, Donald Turner (and four family members hereinafter referred to as the "Turners"), commenced an action against the Company, Jeffrey Markowitz and Richard Friedman in the Circuit Court of Pinellas County, Florida, Civil Division. Mr. Turner alleged, among other things, that he was wrongfully terminated from his employment and sought damages that in the aggregate could have exceeded $1,000,000. Trial was set for the week of June 22, 1998, but all parties agreed to a full settlement amount of $312,500 without a trial. Mr. Friedman and Mr. Markowitz paid $150,000 and Lasergate Systems, Inc. paid $150,000 on July 31, 1998 using outside funding obtained from RBB Bank, AG. The remaining balance of $12,500 is payable by Lasergate Systems, Inc. on December 31, 1998.

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

NOTE 5 - NOTES PAYABLE

On July 31, 1998 the Company borrowed $300,000 from RBB Bank. The loan is payable in one (1) year at an interest rate of 10% per annum. The loan also included issuance of 300,000 stock warrants, on terms to be agreed upon, and is secured by Admits source code.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST AND INCOME TAXES PAID:

                                                        SIX MONTHS ENDED
                                                    ----------------------
                                                     1998            1997
                                                    ------          ------

Interest                                            $2,122          $1,534
Income taxes                                         - 0 -           - 0 -

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1988 VERSUS THREE MONTHS ENDED JUNE 30, 1997

REVENUES:

Revenues were $ 762,669 and $1,025,888 in the second quarter of 1998 and the second quarter of 1997 respectively, representing a decrease of $263,219 or 26%. Product sales represented $625,747 and $913,636 in the second quarter of 1998 and 1997 respectively and revenue from maintenance and support of existing customers represented $136,922 and $112,252 in the second quarter of 1998 and 1997 respectively. Revenue from product sales in the second quarter of 1998 includes $503,785 of revenue recognized on sales of the Admits for Windows(R) licenses and hardware compared to revenue recognized in the second quarter of 1997 of $483,879 for Admits for Windows(R) licenses and hardware sales.

COST OF REVENUES:

Cost of revenues were $415,442 and $947,766 in the second quarter of 1998 and the second quarter of 1997 respectively representing a $532,324, or 56%, decrease. As a percentage of revenues, cost of revenues in the second quarter of 1998 was 54% of revenues compared to 92% of revenues in the second quarter of 1997. This was primarily due to the increase in software sales relative to hardware sales. The ratio of cost of revenues-to-revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $18,934 and $77,048 in the second quarter of 1998 and the second quarter of 1997 respectively, representing a decrease of $58,114, or 75%. Development costs for the second quarter of 1998 do not include $109,858 of capitalized costs related to the new Admits for Windows(R) product, $9,800 of costs charged to the warranty allowance, or $22,484 charged to cost of revenues. Development costs for the second quarter of 1997 do not include $93,910 of capitalized software costs, $55,392 of costs charged to the warranty allowance, or $25,669 credited to cost of revenues. The Company expects to continue to develop enhancements to its products for the remainder of 1998. Future development efforts will be focused on a reserved seating module as soon as resources become available and customer demands justify.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $662,365 and $796,831 for the second quarter of 1998 and 1997 respectively, representing a $134,466 or 17% decrease. The decrease in SG&A expense is primarily attributable to decreases in salary expense, travel, employee recruitment, rent (due to Company relocation), and amortization expenses.

Net loss decreased to $328,215 ($0.02 a share) for the second quarter 1998 from $788,878 ($0.11 a share) for the second quarter 1997. The components of the decrease in the Company's net loss are explained above.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

REVENUES:

Revenues were $1,977,998 and $2,304,464 for the six months ended June 30, 1998 and 1997 respectively, representing a decrease of $326,466 or 14%. Product sales represented $1,644,516 and $2,094,342 for the six months ended June 30, 1998 and 1997 respectively and revenue from maintenance and support of customers represented $333,482 and $210,122 for the six months ended June 30, 1998 and 1997 respectively. Revenue from product sales for the six months of 1998 includes $1,278,785 of revenue recognized on sales of Admits for Windows(R) licenses and hardware compared to revenue recognized in the six months of 1997 of $1,364,979 for Admits for Windows(R) licenses and hardware sales.

COST OF REVENUES:

Cost of revenues were $1,138,206 and $1,801,066 in the six months ended June 30, 1998 and 1997 respectively, representing a $662,860, or 37%, decrease. As a percentage of revenues, cost of revenues decreased to 58% from 78% for the first six months ended June 30, 1998. This was primarily due to the increase in software sales relative to hardware sales and increases in maintenance and support revenues without a comparable increase in the costs associated with such revenues. The ratio of cost of revenues-to-revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $44,828 and $209,685 for the six months ended June 30, 1998 and 1997 respectively, representing a decrease of $164,857, or 79%. Development costs for six months ended June 30, 1998 do not include $204,183 of capitalized costs related to the new Admits for Windows(R) product, $34,300 of costs charged to the warranty allowance, or $54,195 charged to cost of revenues. Development costs for the six months ended June 30, 1997 do not include $186,000 of capitalized software costs, $95,000 of costs charged to the warranty allowance. With the addition of these amounts, costs have decreased $153,179 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This represents a 31% decrease, which is primarily due to a reduction in outside contract labor ($9,705 for the six months ended June 30, 1998 versus $127,658 for the six months ended June 30, 1997). In early 1997, the Company used extensive contract labor associated with development of the new Admits for Windows(R) software. The Company expects to continue to develop enhancements to its products for the remainder of 1998. Future development efforts will be focused on a reserved seating module as soon as resources become available and customer demands justified.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $1,444,200 and $1,663,914 for the six months of 1998 and 1997 respectively, representing a $219,714 or 13% decrease. The decrease in SG&A expense is primarily attributable to decreases in salary expense, travel, employee recruitment, rent (due to Company relocation), and amortization expenses.

Net loss decreased to $640,320 ($0.06 a share) for the six months ended June 30, 1998 from $1,351,676 ($0.18 a share) for the six months ended June 30, 1997. The components of the decrease in the Company's net loss are explained above.

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

For the six months ended June 30, 1998, the Company used $64,970 of cash in operating activities and incurred a loss of $640,320. From its inception in March 1985 through June 30, 1998, the Company has incurred a cumulative loss of $20,346,707. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.

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

During the first half of 1998, accounts receivable decreased $323,082 primarily due to increased collection efforts. Inventory decreased $122,347 due to fewer installations being in process at June 30, 1998 than at December 31, 1997. Accounts payable decreased $ 39,949 primarily due to the payment of accrued payroll, payroll taxes and other expenses which were accrued at year end. The decrease in accrued payroll and payroll taxes arose because the Company's payroll service provider did not charge the Company for the December 31, 1997 payroll until January 6, 1998. At December 31, 1997 accrued payroll and payroll taxes were $67,253 and at June 30, 1998 accrued payroll and payroll taxes were $-0-. All other accounts payable and accrued expenses decreased $29,015 during the first six months of 1998.

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract, typically with some type of financial assurance such as a deposit. As of June 30, 1998 and December 31, 1997, the Company's backlog was approximately $871,930 and $880,721, respectively.

The penalties described on page 7, paragraph 5, have been temporarily suspended by the Series G investors on the condition that the Company expeditiously propose the Amendment to the shareholders at the 1998 Annual Meeting of shareholders such that for the Series G investors will be able to convert all the Series G shares into common shares. However, the Series G investors may reinstate these penalties upon sixty days notice. On April 11, 1998, the Company converted 1,800 of the 7,500 Series G Shares into 7,837,332 common shares.

Management believes that having the Admits for Windows(R) product installed at several high profile accounts since mid-1997 will improve its ability to sell the product and expects 1998 sales opportunities of approximately the same as those experienced in 1997. However, Management believes that the Company's lack of financial stability has affected its sales. The company cannot provide the necessary assurances to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the Company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for over one year now, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and current liabilities exceed current assets by $2,123,390 at June 30, 1998. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions, immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and to focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional potential candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised if necessary to allow the Company to continue its operations.

PART II-OTHER INFORMATION

Item 1 - Legal Proceedings

On June 15, 1995, the Company's founder, former President and Chief Executive Officer, Donald Turner (and four family members hereinafter referred to as the "Turners"), commenced an action against the Company, Jeffrey Markowitz and Richard Friedman in the Circuit Court of Pinellas County, Florida, Civil Division. Mr. Turner alleged, among other things, that he was wrongfully terminated from his employment and sought damages that in the aggregate could have exceeded $1,000,000. Trial was set for the week of June 22, 1998, but all parties agreed to a full settlement amount of $312,500 without a trial. Mr. Friedman and Mr. Markowitz paid $150,000 and Lasergate Systems, Inc. paid $150,000 on July 31, 1998 using outside funding obtained from RBB Bank, AG. The remaining balance of $12,500 is payable by Lasergate Systems, Inc. on December 31, 1998.

Item 6-Exhibits and Reports on Form 8-K

(a) Exhibits: 27.1 Financial Data Schedule.

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1998.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Lasergate Systems, Inc.
                                     Registrant

Date: August 7, 1998                 /s/ ALFRED P. JONES
                                     -----------------------
                                     Alfred P. Jones
                                     Vice President
                                     Chief Financial Officer