Form 10QSB
period 1998-09-30
LASERGATE SYSTEMS INC
filed 1998-11-16
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD  FROM ________TO _______


COMMISSION FILE NUMBER 0-15873


                             LASERGATE SYSTEMS, INC.
              ----------------------------------------------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


              FLORIDA                                  59-2543206
  ------------------------------                   -------------------
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
Yes [X]   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

CLASS                           OUTSTANDING AT NOVEMBER 13, 1998
-----                           --------------------------------

Common stock $0.03 par value    15,299,393

Transitional Small Business Disclosure Format (Check One)

Yes [ ]  No [X]

                    LASERRGATE SYSTEMS, INC. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

Part I.          FINANCIAL INFORMATION                                   PAGE
                                                                         ----
      Item 1.  Consolidated Financial Statements                           3

               Consolidated Balance Sheets as of September  30, 1998       3
               (unaudited) and December 31, 1997

               Consolidated Statements of Operations                       4
               (unaudited) for the three months and nine months ended September 30, 1998 and 1997

               Consolidated Statements of Cash Flows                       5
               (unaudited) for the nine  months ended
               September 30, 1998 and 1997

               Notes to Financial Statements (unaudited                    6

      Item 2.  Management's Discussion and Analysis or Plan                9
               of Operation

Part II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                            13

      Signature                                                            14


                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                          ASSETS                          September 30       December 31
                                                                              1998               1997
Current Assets                                                             (Unaudited)
     Cash and cash equivalents                                            $     65,179       $    390,762
     Accounts receivable, net of allowance for doubtful
          accounts of  $118,345 and $157,690                                   154,194            455,001
     Note receivable, current portion                                           61,185             50,251
     Inventories                                                               131,332            232,192
     Prepaid expenses                                                           18,532             30,838
                                                                          ------------       ------------
          Total Current Assets                                            $    430,422          1,159,044
                                                                          ------------       ------------

Note receivable, long-term portion                                        $     59,268             59,091
Property and equipment, net                                                    206,745            305,509
Systems and software costs, net of write-down and
   amortization of  $1,679,753 and $1,611,753                                  726,938            475,491
Goodwill, net of amortization of $498,299 and $398,577                       2,149,974          2,249,716
Other assets, net                                                               16,638             19,137
                                                                          ------------       ------------
         Total Assets                                                     $  3,589,985       $  4,267,988
                                                                          ------------       ------------
    LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities
     Notes payable, bank                                                  $    319,107             23,575
     Accounts payable, trade                                                   698,675            780,271
     Deferred revenues                                                         374,921            356,471
     Accrued warranty costs                                                    523,524            554,497
     Accrued expenses                                                          407,679            912,190
                                                                          ------------       ------------
          Total liabilities                                               $  2,323,906       $  2,627,004
                                                                          ------------       ------------
Stockholders equity
     Preferred stock, $.03 par value, 2,000,000 shares authorized
      5,700 and 7,500 shares issued and outstanding at
       September 30, 1998 and December 31, 1997,  respectively            $        171       $        225
     Common stock, $.03 par value, 20,000,000 shares authorized
       15,299,393 and 7,362,061 issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively                  458,982            223,862
Additional paid-in capital                                                  20,888,218         21,123,284
Accumulated deficit                                                        (20,081,292)       (19,706,387)
                                                                          ------------       ------------
          Total stockholders' equity                                      $  1,266,079          1,640,984
                                                                          ------------       ------------
          Total liabilities and stockholders' equity                      $  3,589,985       $  4,267,988
                                                                          ------------       ------------

         The accompanying notes are an integral part of these statements


                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                 1998             1997                1998              1997
                                            ------------     ------------        ------------      ------------

Revenues                                    $    733,291     $  1,042,114        $  2,711,289      $  3,346,578

Operating Expenses
   Cost of Revenues                              413,687          763,676           1,551,893         2,591,985
   Development                                     3,688          106,578              48,516           316,264
   Selling, general and administrative
   (Including write-down of intangibles
   of $285,000 in September 1997)                 57,002        1,012,550           1,501,202         2,649,221
                                            ------------     ------------        ------------      ------------

          Operating Income (Loss)           $    258,914     $   (840,690)       $   (390,322)     $ (2,210,892)

Other income (expense)                             7,502           10,509              16,418            29,034
                                            ------------     ------------        ------------      ------------

          Net Income (Loss)                 $    266,416     $   (830,181)       $   (373,904)     $ (2,181,858)
                                            ------------     ------------        ------------      ------------

Net Gain (Loss)  per common share           $       0.02     $      (0.11)       $      (0.03)     $      (0.29)
                                            ------------     ------------        ------------      ------------

Weighted Average Common Stock                 15,299,393        7,462,061          12,399,867         7,452,537
Outstanding                                  ------------     ------------        ------------      ------------

         The accompanying notes are an integral part of these statements


                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                              ------------------  ------------------
Cash flows from operating activities:

Net loss                                                         $  (373,904)        $(2,181,858)
    Adjustments to reconcile net loss to
              cash used in operating activities:
    Depreciation, write-down and amortization                    $   294,288         $   568,803
    Increase (decrease) in provision in doubtful accounts            (44,265)             14,856
    Decrease (increase) in:
       Accounts receivable, trade                                    334,490             325,861
       Inventories                                                   100,860             106,329
       Prepaid expense                                                12,188             (16,873)
       Other current assets                                            2,500             102,538
       Note receivable and accrued interest                           (6,074)           (153,910)
    Increase (decrease) in:
       Accounts payable and accrued expenses                        (586,107)           (241,384)
       Accrued product costs                                         (30,973)            (24,222)
       Deferred revenue                                               23,112             191,124
                                                                 -----------         -----------
Net cash used in operating activities                            $  (273,885)        $ 1,308,736
                                                                 -----------         -----------
Cash flows from investing activities:
    (Additions) to, disposal of, property and equipment          $   (27,783)        $  (114,227)
   Capitalized software development costs                           (319,447)           (258,445)
                                                                 -----------         -----------
Net cash provided (used) in investing activities                 $  (347,230)        $  (372,672)
                                                                 -----------         -----------
Cash flows from financing activities:
    Proceeds from loans                                          $   299,700         $      --
    Repayment of loans, other                                         (4,168)             (3,745)
                                                                 -----------         -----------
Net cash provided by financing activities                        $   295,532         $    (3,745)
                                                                 -----------         -----------

Net increase (decrease) in cash and cash equivalents             $  (325,583)        $(1,685,153)

Cash and cash equivalents, beginning of period                       390,762           1,924,825
                                                                 -----------         -----------

Cash and cash equivalents, end of period                         $    65,179         $   239,672
                                                                 -----------         -----------


         The accompanying notes are an integral part of these statements

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1 - FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the ACompany@) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB, as amended, for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

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

For the nine months ended September 30, 1998, the Company incurred a loss of $373,904 and used cash and operating activities of $273,885. From its inception in March, 1985 through September 30, 1998, the Company has an accumulated deficit of $20,081,292. In recent years the Company has relied upon proceeds from private and public placements of equity securities (some of which were converted to stock) and loans in order to fund its operation..

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

Sales opportunities in 1998 are expected to be less than sales in 1997. Management believes the Company's financial stability has adversely affected sales for the third and fourth quarters of 1998. The Company cannot provide the necessary assurances to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the Company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for over one year, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and current liabilities exceed current assets by $1,893,484 at September 30, 1998. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. However, as part of any financing arrangement, the Company would require a capital infusion in the Company which could result in a further dilution of the present shareholders' equity interest. Management believes a capital infusion is necessary in order to increase the Company's revenues.

Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised to allow the Company to continue its operations.
                                      -6-

On October 30, 1997, the Board of Directors authorized a new series of convertible preferred stock, par value $.03, designated as Series G Convertible Preferred Stock ("Series G Shares"). The authorized number of such shares is 8,000. Each share has a face value of $1,000 and is convertible into 4,354 shares of Common Stock (a conversion price of $0.22967 per Common Share).

On November 4, 1997, the Company sold 7,500 shares of Series G Preferred Stock to RBB Bank, AG as nominee for its clients (who are the beneficial owners of such shares) for $7,500,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S promulgated thereunder. The Series G. Shares are convertible into 32,655,549 common shares. Pursuant to the transaction, the Company redeemed 7,945 shares of the Company's Series F Preferred Stock for $6 million, leaving the Company with $1,447,500 of net proceeds after giving effect to expenses of the offering. No sales commissions were paid.

 Under the terms of the subscription agreement, the Company will pay a penalty of 5% of the face value of outstanding Series G. Shares ($375,000) if shareholders do not approve an increase in the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares within 120 days of the subscription agreement (by March 4, 1998). An additional penalty of 10% will be incurred for each 120 days beyond March 4, 1998, until shareholders authorize an amendment to the Articles of Incorporation to increase the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares into Common Shares (the "Amendment"). Such penalties shall be payable in cash. If sufficient cash is not available to legally pay the penalty, the Company will issue a note payable to the Series G holders in the amount of the penalty bearing interest at a rate of 20% per annum.

The penalties described in the preceding paragraph have been temporarily suspended by the Series G investors on the condition that the Company expeditiously propose the Amendment to the shareholders at the 1998 Annual Meeting of shareholders such that the Series G investors will be able to convert all the Series G shares into common shares. However, the Series G investors may reinstate these penalties upon sixty days notice. As of the date hereof, the Company has not held its 1998 Annual Meeting of shareholders and the Series G investors have not made a demand to reinstate the penalties. On April 11, 1998, the Company converted 1,800 of the 7,500 Series G Shares into 7,837,332 common shares.

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

NET INCOME (LOSS) PER COMMON SHARE

The net income (loss) per common share amount is based on the weighted average number of common shares outstanding during the period. Options and warrants and the effect of the convertible securities are not included in the calculation of net income (loss) per share because they are antidilutive. At September 30, 1998, there were options and warrants outstanding to purchase 2,791,667 common shares at prices ranging from $0.24 to $4.50 per share, and 5,700 Series G shares which can convert into 24,818,217 common shares

NOTE 2 - SYSTEMS AND SOFTWARE COSTS

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

In the third quarter, 1998, $ 115,263 of development costs were incurred for the new general admission product, and the entire amount was capitalized. Since inception, development costs incurred for the new product total approximately $796,446, of which $663,446 has been capitalized.

The Company estimates the cost of developing a reserved seating module for the new product will total approximately $300,000 to $500,000, of which $15,000 has been incurred, none of which has been capitalized.


NOTE 3 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $523,524 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods and to provide for Year 2000 compliance of legacy products. During the third quarter of 1998, $48,400 was spent for these enhancements and subsequently charged against this allowance. Management has reviewed warranty costs incurred within the past year, and believes this provision is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.


NOTE 4 - LEGAL PROCEEDINGS

On June 15, 1995, the Company's founder, former President and Chief Executive Officer, Donald Turner (and four family members hereinafter referred to as the "Turners"), commenced an action against the Company, Jeffrey Markowitz and Richard Friedman in the Circuit Court of Pinellas County, Florida, Civil Division. Mr. Turner alleged, among other things, that he was wrongfully terminated from his employment and sought damages that in the aggregate could have exceeded $1,000,000. Trial was set for the week of June 22, 1998, but all parties agreed to a full settlement amount of $312,500 without a trial. Mr. Friedman and Mr. Markowitz paid $150,000 and Lasergate Systems, Inc. paid $150,000 on July 31, 1998 using outside funding obtained from RBB Bank, AG. The remaining balance of $12,500 is payable by Lasergate Systems, Inc. on or before December 31, 1998.

On or about June 27, 1997, a class action was commenced in the United States District Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera on behalf of themselves individually, and on behalf of all others similarly situated against inter alia, the Company, Sterling Foster & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the Company violated Sections 11 and 12 (2) of the Securities Act of 1933, Sections 10 (b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law, and made negligent misrepresentations. In February, 1998 the Company moved to dismiss the complaint in its entirety. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action. There have been no significant changes regarding this action since the last quarter.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these other matters will have a material effect on the Company's financial position.


NOTE 5 - NOTES PAYABLE

On July 31, 1998 the Company borrowed $300,000 from RBB Bank, AG. The loan is payable in one (1) year at an interest rate of 10% per annum. The loan also included issuance of 300,000 stock warrants, on terms to be agreed upon, and is secured by Admits source code.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               NINE  MONTHS ENDED
                                              --------------------
INTEREST AND INCOME TAXES PAID:                1998          1997
                                              ------        ------

     Interest                                 $2,010        $2,192
     Income Taxes                               -0-           -0-


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with the financial statements and notes thereto, and is qualified in its entirety by reference thereto.

The statements contained in or incorporated by reference into this Quarterly Report which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the history of operating losses; uncertainty of future financial results; possible negative cash flow from operating activities; additional financing requirements; no assurance of successful and timely development of new products; risks inherent in software development; customer acceptance; employee turnover; litigation; dependence on regulatory approvals; uncertainty of software and hardware pricing or profitability; unpredictability of patent protection; rapid technological change; competition; and other uncertainties detailed in the Company's Annual Report on Form 10-KSB, as amended.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997

REVENUES:

Revenues were $733,291 and $1,042,114 in the third quarter of 1998 and the third quarter of 1997 respectively, representing a decrease of $308,823 or 30%. Product sales represented $533,425 and $915,600 in the third quarter of 1998 and 1997 respectively and revenue from maintenance and support of existing customers represented $199,866 and $126,514 in the third quarter of 1998 and 1997 respectively.

COST OF REVENUES:

Cost of revenues were $413,687 and $763,676 in the third quarter of 1998 and the third quarter of 1997 respectively, representing a $349,989, or 46% decrease. As a percentage of revenues, cost of revenues in the third quarter of 1998 was 56% of revenues compared to 73% of revenues in the third quarter of 1997. This was primarily due to the increase in software sales relative to hardware sales. The ratio of cost-of-revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins, as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $3,688 and $106,578 in the third quarter of 1998 and the third quarter 1997 respectively, representing a decrease of $102,890, or 97%. Development costs for the third quarter of 1998 do not include $115,263 of capitalized costs related to the new Admits for Windows(R) product, $48,340 of costs charged to the warranty allowance, or $24,305 charged to cost of revenues. Development costs for the third quarter of 1997 do not include $72,879 of capitalized software costs or $12,000 of costs charged to the warranty allowance. The Company expects to continue to develop enhancements to its products for the remainder of 1998 and will continue to capitalize this cost in the 4th Quarter. Future development efforts will be focused on a reserved seating module as soon as resources become available and customer demands justify.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $57,002 and $1,012,550 for the third quarter of 1998 and 1997 respectively, representing a $955,548 or 95% decrease. This decrease is attributable to Management's actions to operate in a conservative manner and reduce operating expenses, including salary expense, travel expense, rent expense, and employee recruitment expenses; a write-off of intangible assets of $285,000 during September 1997; and the elimination or reduction to previously established estimated reserves or accrued expenses to reflect current facts and circumstances... including bonuses (78,000), annual report ($28,000), Asian Pacific Shutdown ($40,000), and sales taxes ($75,000).

Net income was $266,416, or $.02 per common share, for the third quarter of 1998 compared to a net loss of $830,181, or $.11 per common share, for the third quarter 1997. The components of the increase in the Company's net profit are explained above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES:

Revenues were $2,711,289 and $3,346,578 for the nine months ended September 30, 1998 and 1997 respectively, representing a decrease of $635,289 or 19%. Product sales represented $2,241,727 and $3,009,942 for the nine months ended September 1998 and 1997 respectively and revenue from maintenance and support of customers represented $469,562 and $336,636 for the nine months ended September 30, 1998 and 1997 respectively.

COST OF REVENUES:

Cost of revenues were $1,551,893 and $2,591,985 in the nine months ended September 30, 1998 and 1997 respectively, representing a $1,040,092, or 40% decrease. As a percentage of revenues, cost of revenues decreased to 57% from 77% for the first nine months ended September 30, 1998. This was primarily due to the increase in software sales relative to hardware sales and increases in maintenance and support revenues without a comparable increase in the costs associated with such revenues. The ratio of cost-of- revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $48,516 and $316,264 for the nine months ended September 30, 1998 and 1997 respectively, representing a decrease of $267,748 or 85%. Development costs for the nine months ended September 30, 1998 do not include $319,447 of capitalized costs related to the new Admits for Windows(R) product, $82,640 of costs charged to the warranty allowance, or $78,500 charged to cost of revenues. Development costs for the nine months ended September 30, 1997 do not include $258,445 of capitalized software costs or $108,527 of costs charged to the warranty allowance, or $31,381 charged to cost of revenue. With the addition of these amounts, costs have decreased $185,514 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This represents a 26% decrease, which is primarily due to a reduction in outside contract labor. In early 1997, the Company used extensive contract labor associated with development of the new Admits for Windows(R) software. The Company expects to continue to develop enhancements to its products for the remainder of 1998. Future development efforts will be focused on a reserved seating module as soon as resources become available and customer demands justified.

SELLING, GENERAL  AND ADMINISTRATIVE:

Selling, general and administrative expenses were $1,501,202 and $2,649,221 for the nine months of 1998 and 1997 respectively, representing a $1,148,019 or 43% decrease. Again, this decrease is attributable to Management's actions to operate in a conservative manner and reduce operating expenses and the elimination of reduction to previously established estimated reserves or accrued expenses to reflect current facts and circumstances... including salary and benefits ($350,000), travel expense ($175,000), contract labor ($103,000), legal fees ($110,000), and employee recruitment ($70,000).

Net loss decreased to $373,904, or $0.02 per common share for the nine months ended September 30, 1998 from $2,181,858, or $.29 per common share for the nine months ended September 30, 1997. The components of the decrease in the Company's net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1997, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the nine months ended September 30, 1998, the Company used $273,885 of cash in operating activities and incurred a loss of $373,904. From its inception in March 1985 through September 30, 1998, the Company has incurred a cumulative loss of $20,081,291. In recent years the Company has relied upon proceeds from private and public placements and loans in order to fund its operations.

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

During the nine months ended September 30, 1998, accounts receivable decreased $334,490 primarily due to increased collection efforts. Inventory decreased $100,860 due to fewer installations being in process at September 30, 1998 than at December 31, 1997. Accounts payable and accrued expenses decreased by $586,107 primarily due to the Turner legal settlement ($230,000), reduction of work-in-process at September 30, 1998 vs. December 31, 1997 ($130,000), reduction in accrued payroll ($60,000), reduction of sales tax accrual ($75,000), and reduction of the Asian Pacific Shutdown accrual ($40,000).

Since the Company does not purchase components for its products until an order is received, there is typically a backlog of orders for systems. The Company defines backlog as a signed contract, typically with some type of financial assurance such as a deposit. As of September 30, 1998 and December 31, 1997, the Company's backlog was approximately $288,909 and $880,721, respectively.

The penalties described on page 7, paragraph 4, have been temporarily suspended by the Series G investors on the condition that the Company expeditiously propose the Amendment to the shareholders at the 1998 Annual Meeting of shareholders such that the Series G investors will be able to convert all the Series G shares into common shares. As of the date hereof, the Company has not held its 1998 Annual Meeting of shareholders and the Series G investors have not made a demand to reinstate the penalties. However, the Series G investors may reinstate these penalties upon sixty days notice. On April 11, 1998, the Company converted 1,800 of the 7,500 Series G Shares into 7,837,332 common shares.

Management believes that having the Admits for Windows(R) product installed at several high profile accounts since mid-1997 will improve its ability to sell the product and expects 1998 sales opportunities to be less than sales in 1997. Management believes that the Company's lack of financial stability has affected its sales. The Company cannot provide the necessary assurances to customers that development of products will continue. For this reason, the Company continues to seek and actively pursue a possible relationship with a strategic partner who could improve customers' perceptions of the Company's financial stability as well as the Company's actual financial position. Any such relationship would probably include an equity investment in the company. The Company may also review other financing opportunities.

It should be noted that the Company has been seeking a strategic partner for over one year now, but has been unable to find a suitable partner that is willing to invest a significant amount of capital on terms that are acceptable to the Company. Presently, the Company is operating with minimal cash and current liabilities exceed current assets by $1,893,484 at September 30, 1998. These circumstances require that the Company exercise greater caution in conducting its business and, at certain times, take extraordinary measures. In the past, such measures have included asking certain vendors to extend payment terms by as much as 120 days. Although Management recognizes the critical nature of the Company's cash position and attempts to manage the Company's expenditures accordingly, there is a risk that under certain conditions, immediate financing could be required. The costs of obtaining such financing are unknown and the likelihood of obtaining such financing is uncertain. Management intends to continue to operate the Company in a conservative manner through its efforts to further reduce operating expenses and product costs and to focus on higher margin sales opportunities. While Management believes the Company will be able to operate without interruption, it intends to continue discussions with certain potential partners and to seek out additional potential candidates who can potentially enhance the Company's financial position and marketing abilities. However, no assurances can be made that a suitable partner will be found or that sufficient capital will be raised if necessary to allow the Company to continue its operations.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has determined it has no exposure to contingencies

 The Company has used internal and external resources to reprogram, or replace, and test the Company's software products for Year 2000 compliance. The Company believes that its current products (its new Windows(R) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant. There can be no absolute assurance that the Company's software products that are designed to be Year 2000 compliant are actually compliant.

Some legacy products, it is believed, are not Year 2000 compliant. The Company has notified, or attempted to notify, the users of the non-Year 2000 compliant software of its non-compliancy, and that the Company will no longer support the software or attempt to reprogram it to be Year 2000 compliant.

In terms of the cost associated with the Year 2000 project, the Company estimates that approximately ninety percent (90%) of the cost has already been incurred. The total remaining cost is estimated to be approximately $10,000, and will be expensed as incurred over the next several months. This cost is not expected to have a material effect on the results of the operations. To date, the Company has incurred and expensed approximately $90,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remedial plan

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II - OTHER INFORMATION

Item 1- Legal proceedings

On June 15, 1995, the Company's founder, former President and Chief Executive Officer, Donald Turner (and four family members hereinafter referred to as the Turners), commended an action against the Company, Jeffery Markowitz and Richard Friedman in the Circuit Court of Pinellas County, Florida, Civil Division. Mr. Turner alleged, among other things, that he was wrongfully terminated from his employment and sought damages that in the aggregate could have exceeded $1,000,000. Trial was set for the week of June 2, 1998, but all parties agreed to a full settlement amount of $312,500 without a trail. Mr. Friedman and Mr. Markowitz paid $150,000 and Lasergate Systems, Inc. paid $150,000 on July 31, 1998, using outside funding obtained from RBB Bank, AG. The remaining balance of $12,500 is payable by Lasergate Systems, Inc. on December 31, 1998.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits:  27.1 Financial Data Schedule

(b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1998.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1998.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Lasergate Systems, Inc.
                                        Registrant



Date:   November 16, 1998               /s/ ALFRED P. JONES
                                        -------------------
                                        Vice President
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

 27                      Financial Data Schedule