Form 10KSB40
period 1998-12-31
LASERGATE SYSTEMS INC
filed 1999-09-24
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________________ to ____________________


                         Commission file number 0-15873
                             LASERGATE SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

FLORIDA                                                              59-2543206
---------------------------------               --------------------------------
State or other jurisdiction                     (I.R.S. Employer Identification)
of incorporation or organization

2189 CLEVELAND STREET, SUITE 230,  CLEARWATER, FLORIDA                    33765
------------------------------------------------------                ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (727) 803-1574

Securities registered under Section 12 (b) of the Exchange Act: NONE Securities registered under Section 12 (g) of the Exchange Act:

   COMMON STOCK, PAR VALUE $0.03 PER SHARE                  REDEEMABLE WARRANTS
   ----------------------------------------------------------------------------
       (Title of Class)                                       (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was $3,013,311.

At August 31, 1999, the aggregate market value of the Common Stock of Lasergate Systems, Inc. held by non-affiliates (7,438,545 shares) was $743,855.

At June 31, 1999, 15,299,393 shares of Common Stock were outstanding

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

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

GENERAL

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

The Company developed an access control system that employs applications of various technologies to automate and verify admission to attractions and to provide revenue control and accountability, while reducing fraud inherent in situations involving cash transactions when proper controls are not implemented. These technologies include proximity or radio frequency identification (RFID) scanning, laser (bar code) scanning, and reading magnetic stripe data. The system creates a detailed record of and permits individual charges for both overall facility admission and access to each of its attractions or events. The access control system is designed to interface with any of the Company's general admission ticketing systems, thus providing a seamless solution.

In March, 1997, the Company introduced its newest version of the general admission ticketing product called ADMITS FOR WINDOWS(R), a WINDOWS NT(R) ticketing system. The system provides computerized point-of-sale general admission tickets, including timed admission tickets and/or wristband tickets for amusement and water parks. The Company has discontinued the sale and support of its previous general admission products, ADMITS GOLD and ADMITS PLATINUM.

The Company markets its VIDEO IMAGING SEASON PASS system, in conjunction with the Admits for Windows(R) product. This system allows the venue to issue on-the-spot personalized credentials for season passes, membership cards, and employee cards. Producing a personalized credential involves bringing together information, a photo image, a bar code, and some fixed text onto a medium for tamper-proof, durable use by a customer, employee, or member.

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

The Company's SELECT-A-SEAT system is used by over 80 facilities including:

                  Contemporary Group (providing tickets for the St. Louis
                   Blues), St. Louis, Missouri

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

The Company began selling the next generation of its general admission ticketing system, ADMITS FOR WINDOWS(R), in 1996. It is a WINDOWS(R) version that includes ticketing, access control, concession sales, reporting and advanced reservations as well as other features currently under development designed to meet the many needs of WINDOWS(R) based clients. The Company continues to sell, install and support its Select-a-Seat product, which is designed for reserved seating venues.

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

ADMITS FOR WINDOWS(R) is designed to handle the diverse needs of a ticketing office including cash control, ticket printing, event set-up and financial reporting. It can also include point-of-sale software for gift shops and concession stands, as well as access control using turnstiles and proximity or radio frequency identification (RFID) scanning or laser (bar code) scanning. The Company has a registered copyright for ADMITS FOR WINDOWS(R). The

Company relies upon this copyright as well as a combination of contract and trade secret laws to protect its proprietary interest in such software (See "Intellectual Property"). The Company believes that the proprietary nature of the ADMITS FOR WINDOWS (R) system is a result of the inter-relationship of these components and the increased number of functions that this relationship provides, as well as the software which links them, rather than the components themselves. Additional software systems could include, but are not limited to, credit card processing, season pass capability, access control, capacity ticketing, and additional products provided by third parties, such as fund raising. ADMITS FOR WINDOWS(R) can be a stand-alone POS device or multiple POS stations networked together, selling from one common inventory of available events. Using the WINDOWS(R) platform, ADMIts FOR WINDOWS(R) delivers a superior price/performance ticketing and access control solution.

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

SELECT-A-SEAT

The Company's reserved seating software system is called SELECT-A-SEAT. SELECT-A-SEAT is a broad in-house computerized box office management, reservation and event marketing system. For reserved seating as well as general admission sales. SELECT-A-SEAT has 75 installations servicing over 150 facilities, which are selling in excess of 40 million tickets annually in the United States, Canada, Malaysia, and Singapore. The software can be used for distribution and control of admission tickets for theaters, professional sports teams, university athletic departments, multi-purpose arenas, racetracks, casinos, concert halls, performing arts organizations, museums and IMAX theaters.

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

ASSEMBLY AND TESTING. The Company purchases components for its systems, such as the computer equipment and circuit boards, turnstiles, metal housings, laser scanners and ticket printers from a variety of carefully selected sources and assembles and integrates critical components with its proprietary software. Many of the components are enhanced by off-the-shelf hardware readily available from numerous sources. However, all subsections and unique operating environments are fully integrated and all Company software is tested for proper operation and delivery of the highest quality product possible.

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

As of December 31, 1998, the Company has accrued $473,775 to provide for costs which may be incurred to fix software errors ("bugs") including estimated costs to make discontinued products "Year 2000 Compliant." Management believes all current products are "Year 2000 Compliant." The Company will not support products, which are not Year 2000 Compliant.

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

The Company views its installed base as a very important source of new leads and, in fact, it has led to substantial business in 1998. The Company intends to continue to explore these references and use its installed base as a basis for getting new business.

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

This modular concept was implemented in the Company's new ADMITS FOR WINDOWS(R) product, which was introduced in May, 1997. For most of 1997, the additional costs of introducing the new product more than offset any cost savings achieved, but the Company has begun to achieve cost reductions as a result of this development effort and new product introduction in areas of product development and customer support. In addition, the product has a new appearance that is more user friendly and allows the user to modify a configuration layer (without access to the source code), which can remain in place when updating the product to a new revision level. As a result, the Company expects its new products to be more competitive in the market.

CUSTOMERS

The Company has sold its products to a variety of customers. Listed below are examples of installations:

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

Due to the length of time it takes for the Company to purchase, customize and install certain of its products, there may occasionally be a backlog of orders for equipment. As of December 31, 1998 and December 31, 1997, the Company's backlog was $133,242 and $893,000 respectively. The backlog represented sales to numerous sites with purchase prices ranging from approximately $90,000 to $196,000. Management believes the backlog was less than the prior year because of the transition in sales from legacy products to the new product. As is common within the software industry, some prospective customers refused to consider a system that did not have a lengthy history of performance at sizable installations within their market segment. In 1998, American Skiing Company (owner of multiple U.S. ski resorts) represented 18.5% of the Company's sales. Regal Cinemas represented 16.4% of total sales.

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

SELECT-A-SEAT. The Company's Select-a-Seat reserved seating system competes against companies such as Ticketmaster, Inc. Those companies have resources substantially greater than the Company. The Company believes that it competes effectively both in pricing and over all functionality of its Select-a-Seat system and that the Company has a competitive advantage in that the Select-a-Seat software will operate with a wide variety of hardware products that a customer might already own.

ACCESS CONTROL. The primary competing technology for the Company's access control system is magnetic strips, such as those located on the back of most credit cards and many forms of paper tickets as well as various forms of bar code readers. Competitors in this arena include VGS, Gateway Ticketing Systems and recently Ticketmaster.

PRICING

There is significant and consistent competitive pressure to adjust and modify pricing, particularly for hardware components. The Admits for Windows product, with its differentiated feature set continues to command a premium price, however as the product matures and as competitors develop their competitive offerings, the price will need to be reduced. The Select-a-Seat product is market priced, however, the company has made the decision to forgo any further improvement to the product.

SERVICE AND SUPPORT

The majority of the Company's competitors have established customer service centers, help desks, and technical support services. The ability to provide highly reliable, well skilled support staffs generally extends the competitive position of each company. The Company has deployed these functions to support customer needs, and is able to remain competitive in the general admissions market.

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

TECHNOLOGY

The Company's products are developed and implemented using industry standard methodologies and products. The open product architecture provides customers the ability to access the database from, and to integrate with third party packages. This capability provides the Company a competitive advantage over many competitors.

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

PRODUCTION AND SUPPLIERS

The Company produces each of its systems by enhancing, integrating and assembling various components readily available from numerous suppliers. A few components, such as metal housings and circuit boards are specially manufactured for the Company to its specifications and ordered from one or more suppliers. The Company's major suppliers are BOCA Systems, Inc., Peak Technologies, Brady Signmark, Alvarado Manufacturing Co., Indiana Cash Drawer Corporation, and Jetstar, Inc. The other products the Company offers are primarily software.

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

As of December 31, 1998, the Company employed (or employee leased) 24 individuals, including 4 in management, 4 in engineering, 4 in operations, 6 in sales and marketing, 4 in finance and accounting and 2 support staff personnel. The Company retained one individual as a contract employee and another individual who served as a part-time consultant.

The Company generally enters into non-disclosure agreements with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company believes its relations with its employees are excellent.

INTELLECTUAL PROPERTY

The Company holds a copyright for the software comprising the SELECT-A-SEAT system. The Company has service marks for the names SELECT-A-SEAT and Lasergate Systems, Inc. and also for the SELECT-A-SEAT and LSi logos. The Company believes that its copyright and service marks provide it with a competitive advantage and are valuable assets.

The Company has obtained a copyright for its new ADMITS FOR WINDOWS(R) product There can be no assurance that a copyright will afford sufficient protection for the Company's products. In addition, the Company may not have the resources necessary to enforce its rights with respect to any of its copyrights, trade secrets, service marks or prospective filings since this can sometimes involve protracted legal battles.

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

YEAR 2000 COMPUTER ISSUES

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning around January 1999, these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new WINDOWS(R) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. These legacy products are few in number and each customer has been notified that these products are not Y2K compliant and that the Company will no longer support these products in the future. All licenses for these non-compliant products have expired or will expire prior to December 31, 1999. As of August 1999 Management believes all Year 2000 issues have been addressed for the currently supported products and in addition has taken all reasonable steps to ensure the software products used internally and for development purposes are Year 2000 compliant.

ITEM 2. DESCRIPTION OF PROPERTY

In November 1997, the Company leased approximately 10,160 square feet of office space in Clearwater, Florida. The lease expires on November 30, 2002. The Company has the right under its written lease agreement to one five-year renewal of the lease at prevailing market rates. The Company also has a right of first refusal for additional office space in the same office complex as space becomes available. Until November 1999, the rent payable will be approximately $9,094 per month.

ITEM 3. LEGAL PROCEEDINGS

On or about June 27, 1997, a class action was commenced in the United States district Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against INTER ALIA, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the Company violated Sections 11 and 12 (2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law, as well as making negligent misrepresentations. Since the Complaint was filed, it has been amended twice, but the allegations against the Company have remained the same. on August 5, 1999 the Company moved to dismiss The Second Amended and Consolidated Class Action Complaint in its entirety. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 26, 1999, the Company had issued and outstanding 15,299,353 shares of Common Stock held of record by 4,030 shareholders. The Company's Common Stock had been quoted on NASDAQ until it was delisted on October 17, 1998. Since that date, the Company's Common Stock has been traded on the Over-the-Counter/Bulletin Board market under the symbol LSGT.

The following tables set forth the high and low sales prices for the Common Stock on the NASDAQ Stock Market for the periods indicated, which do not reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


QUARTER ENDED                HIGH SALES PRICE                    LOW SALES PRICE
-------------                ----------------                    ---------------
March 31, 1997                     3/4                                 9/32
June 30, 1997                     15/32                                7/32
September 30, 1997                 7/16                                7/32
December 31, 1997                  1/2                                 1/8

March 31, 1998                     1/8                                 3/32
June 30, 1998                      5/32                                1/8
September 30, 1998                 3/32                                1/32
December 31, 1998                 15/100                              81/100

The Company has not paid any dividends to date and does not anticipate that any cash dividends will be declared in the foreseeable future. The terms of the Company's Series G Preferred Stock provide that dividends are payable on those shares when and if declared by the Company's board of directors. In addition, whenever the Company pays any dividend, in cash, property or otherwise on its Common Stock, the Company must pay a dividend on shares of the Series G Preferred Stock in an amount per share equal to that which holders of the Series G Preferred Stock would have received had they converted their shares into shares of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Due to the Company's net loss for 1998 of $799,713, and its excess of current liabilities over current assets of $2,239,682 and its history of operating losses that have accumulated to $20,506,100 at December 31, 1998, our independent certified public accountants have qualified their accountants' report dated August 31, 1999, on the Company's 1998 financial statements as to a going concern uncertainty. The following commentary within Management's Discussion and Analysis addresses the Company's plans with regard to these matters and subsequent events that have a direct bearing on these matters.

The Company's operations for 1998 have been adversely affected by tight cash flows. This has resulted in 1998 staff reductions that, in turn, have resulted in the Company not being able to effectively develop new software product releases or achieve the software revenues that its 1998 strategic plan envisioned. This has resulted in the Company not being able to sustain 1998 revenues to the level achieved in 1997 as potential customers could not be provided assurance that development and/or support of new and current products would continue. To help fund its operations during 1998, it was necessary for the Company to borrow $300,000 from RBB Bank, an entity acting as an agent representative for various common shareholders owning approximately 52% of the outstanding common stock and owning all of the outstanding Series "G" preferred shares. This debt obligation is in default as of August 31, 1999. The Company has also delayed payments on its vendor obligations, further compounding its ability to produce revenues.

During the 1998 fourth quarter and through May 1999, the Company's primary focus has been that of pursuing financing alternatives to remain in existence. In January 1999, Company management contemplated a bankruptcy filing as its reduced operations, without additional funding, could not continue to adequately support its obligations. Discussion with several potential suitors since January 1999 resulted in the Company signing a proposed Agreement and Plan of Merger in June 1999 with Tickets.com, Inc. and Advantix Acquisition Corporation. Subsequent to the signing of this Agreement, Tickets.com has advanced the Company $1,433,000, which the Company has used to support its operations and had a remaining cash balance of approximately $70,000 at August 31, 1999. On September 16, 1999 the company received an additional advance of $350,000 from Tickets.com to sustain operations through October, 1999, at which time it believes that the Company's Admit 9.2 product will be completed and ready for market. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any further funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located which can not be assured.

RESULTS OF OPERATIONS: 1998 COMPARED TO 1997

REVENUES

Revenues decreased to $3,013,311 in 1998 from $4,917,536 in 1997, representing a 39% decrease. Revenues consisted of system sales and installations of $2,522,659 in 1998 and $4,470,626 in 1997, and maintenance and support of $490,652 in 1998 and $446,910 in 1997. The decrease in system revenues is primarily due the Company's financial and operating situation described above. The increase in maintenance revenues is primarily due to a larger installed customer base (which includes 1997 installations for 1998).

COST OF REVENUES

Cost of revenues in 1998 and 1997 included the costs associated with the hardware and software acquired for the Company's customers, the full costs associated with the engineering and installation of the systems, the full costs associated with the provision of customer support, and the amortization of capitalized software.

Cost of revenues decreased to $1,747,923 from $3,809,442. This 54% decrease was primarily the result of the 39% decrease in sales. Warranty provisions for 1998 totaled $78,250 and warranty work charged against the allowance in 1998 totaled $158,973. As a percentage of revenues, cost of revenues in 1998 represented 58% of revenues compared to 77% of revenues in 1997. This decline is a result of increased margins on significant sales to American Skiing Company in 1997 which did not re-occur in 1998 and an increase in software sales relative to hardware sales in 1998 versus 1997.

Although the sales mix for hardware versus software has decreased during 1998, it should be noted that the ratio of cost of revenues-to-revenues is also a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software and related systems development activities provide the Company greater gross margins.

DEVELOPMENT COSTS

Development costs decreased to $38,040 in 1998 from $445,365 in 1997, a decrease of $407,325. As a percentage of revenues, development costs decreased from 9% in 1997 to 1% in 1998. Development costs for 1998 do not include $341,380 of capitalized costs or $158,973 of costs charged to the warranty allowance. Development costs for 1997 do not include $318,650 of capitalized costs or $123,578 of costs charged to the warranty allowance. By adding these amounts back to development costs, gross spending on development activities can be calculated. Gross spending decreased from $887,593 in 1997 to $538,393 in 1998, a decrease of 39%. This decrease, as well as the decrease in development costs expensed as a percent of revenue, was primarily due to decreased staffing and consulting costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased to $2,046,011 in 1998 from $3,396,415 in 1997, representing a 40% decrease. As a percentage of revenues, these expenses were 68% in 1998 and 69% in 1997, which reflects minimal cost reductions in 1998 relative to revenue volume.

The principal components of the decrease in selling, general and administrative, in 1998 as compared to 1997 are described below:

General and administrative expenses decreased to $1,200,246 in 1998 from $2,186,182 in 1997, representing a 45% decrease. The principal components of the decrease are decreases in compensation of $445,000, legal fees of $267,000, and bad debt expense of $110,000. In addition, 1997 includes a write off of customer lists totaling $230,000.

Sales and marketing expenses decreased to $845,765 in 1998 from $1,210,233 in 1997, representing a 30% decrease. This decrease was primarily attributable to reduced sales commissions and trade show and advertising expense.

INCOME TAXES

The Company currently has a substantial net operating loss carry forward for which the Company has not recognized a tax benefit due to the uncertainty related to when and how much of the tax benefits will be ultimately realized (See Note 7 to the financial statements).

NET LOSS

Net loss decreased to $799,713 in 1998 from $2,923,069 in 1997. The Company's operations were affected by various factors as discussed above.

NET LOSS PER SHARE

In March 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a non-detachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The Company's preferred stock has such features. As a result, the Company has recognized the intrinsic value of beneficial conversion features of preferred stock as dividends to preferred shareholders. The accounting described herein for the intrinsic value of beneficial conversion features does not affect the financial statements, including the reported net loss and, stockholders' equity (including retained earnings), with the exception that the reported net loss per common share has been increased by the amount of the preferred dividends. After recognizing dividends of $475,570 for 1997 and $0 for 1998, the net loss per common share is $(.06) for 1998 and $(.46) for 1997.

NEW ACCOUNTING PRONOUNCEMENT ADOPTED

In 1998 the Company adopted SOP 97-2, "Software Revenue Recognition." Adoption of this pronouncement did not have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following table represents a summary of the Company's cash flow for 1998 and 1997:

                                                       1998            1997
                                                       ----            ----
Net cash used in operating activities               $(218,918)     $(2,520,099)
Net cash used in investing activities                (394,273)        (456,411)
Net cash provided by financing activities             294,381        1,442,447
Net decrease in cash and cash equivalents           $(318,810)     $(1,534,063)

The Company used cash of $218,918 in 1998 and $2,520,099 in 1997 for operating activities. From its inception in October 1985 through December 31, 1998, the Company has incurred cumulative losses of $20,506,100, with a loss of $799,713 for the year ended December 31, 1998. The company's net loss in 1998 was due primarily to expenditures related to the factors referred to under the caption "Results of Operations: 1998 Compared to 1997" above. Included in the net loss for 1998 were non-cash expenses totaling $237,983, which included (i) depreciation/amortization expenses of $360,673, and (ii) a decrease in the allowance for doubtful accounts of $122,690. Cash generated from items classified as current assets totaled $711,171 which consisted primarily of decreases in accounts receivable and inventories. These sources of cash were offset primarily by decreases in accounts payable and accrued warranty costs.

The Company used cash in investing activities in the amount of $394,273 and $456,611 in 1998, and 1997, respectively which was used for additions to property, equipment, and software costs.

The Company was provided cash by financing activities of $294,381 in 1998 and $1,442,447 in 1997. In 1998, cash from financing activities was primarily provided by loans from a related party. In 1997, cash from financing activities was primarily provided by the Company's sale of 7,500 shares of Series G Preferred Stock to RBB Bank, AG ("RBB") for $7,500,000 pursuant to an exemption from the registration requirements of the Securities Act, as amended, under Regulation S promulgated thereunder. Pursuant to the transaction, the Company redeemed 7,945 shares of the Company's Series F Preferred Stock owned by RBB for $6 million leaving the Company with $1,447,500 of net proceeds after giving effect to expenses of the offering. No sales commissions were paid.

The Company's ability to continue operations is entirely dependent upon its ability to receive further funding. While no assurances can be made, the Company believes that the June 1999 Agreement and Plan of Merger will be consummated by the end of November 1999. On September 16, 1999 the company received an additional advance of $350,000 from Tickets.com to sustain operations through October, 1999, at which time it believes that the Admit 9.2 product will be completed and ready for market. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any further funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located, which can not be assured.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the year ended December 31, 1998, appear beginning at page F-1 of this report as follows:

                                                                           PAGE
                                                                           ----
         Report of Independent Certified Public Accountants                 F-1

         Consolidated Balance Sheets as of
                  December 31, 1998 and December 31, 1997                   F-2

         Consolidated Statements of Operations for the years ended
                  December 31, 1998 and December 31, 1997                   F-3

         Consolidated Statements of Stockholders' Equity for the
                  years ended December 31, 1998 and December 31, 1997       F-4

         Consolidated Statements of Cash Flows for the years
                  ended December 31, 1998 and December 31, 1997             F-5

         Notes to Consolidated Financial Statements                         F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       NAME AND ADDRESS*               AGE                   OCCUPATION
       -----------------               ---              -----------------------

        David A. Riley                  42              President,
                                                        Chief Executor Officer,
                                                        Director

        Steven H. Noble, III            37              Chief Financial Officer,
                                                        Director

 ---------------------------
*The address of each director is 2189 Cleveland Street, Suite 230, Clearwater, Florida 33765.

(1) In June 1999, Mr. Riley and Mr. Noble replaced Jacqueline E. Soechtig, Frank W. Swacker and John J. Chluski, each of whom was a director of the Company at the end of 1998. See item 12 below for information regarding the resignation of these three directors and their replacement.

David A. RILEY. Mr. Riley became a director of the company on June 21, 1999, subject to compliance with applicable rules of the SEC. Mr. Riley is the Chief Executive Officer of the Company. From November 1995 through December 1998, Mr. Riley was the President and Chief Executive Officer of Coredata, Inc., a software concern, and from September 1987 through November 1995 had served as the President and Chief Executive Officer of Sunland Computer, a systems integrator.

STEVEN H. NOBLE, III. Mr. Noble became a director of the Company on June 21, 1999, subject to compliance with applicable rules of the SEC. Mr. Noble is the Chief Financial Officer of the Company. From May 1998 until June 1999 Mr. Noble was the Chief Financial Officer of the Tampa Bay Lightning, a National Hockey League team. Prior to that position, he had acted as an independent consultant to A. L. Williams, Jr., a private individual, from January 1995 through May 1998. Prior to January 1995 Mr. Noble had been a principal of the certified public accounting firm Noble and Associates.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual shareholder's meeting. Officers serve at the discretion of the Board. The directors are not receiving any fees for service on the Board of Directors or any committee thereof.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Act"), as amended, requires the Company's Executive Officers and Directors, and any persons who own more than 10% of any class of the Company's equity securities which are registered under the Act to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission, and to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such Officers, Directors and owners of over 10% of the Company's equity securities registered under the Act, during the year ended December 31, 1998, have been complied with.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors the appointment of independent auditors to audit the Company's consolidated financial statements, reviews the Company's internal control procedures and advises the Company on tax and other matters connected with the growth of the Company. The Audit Committee also reviews with management the annual audit and other work performed by the independent auditors. The Compensation Committee administers the Company's 1994 Plan Stock Option Plan and recommends to the Board of Directors the nature and amount of compensation to be paid to the Company's Executive Officers. The audit committee and the compensation committee did not have any meetings during the fiscal year ended 1998.

During the fiscal year ended December 31, 1998, the Board of Directors of the Company held 9 meetings. Each Director attended at least 75% of the aggregate number of meetings of the Board of Directors, which were held during the period the Director served as a Director during the fiscal year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation with respect to each person who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1998 and each of the Company's Executive Officers whose total cash compensation for the year ended December 31, 1998 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                                                                  AWARDS         PAYOUTS
             NAME
              AND                                                              SECURITIES
           PRINCIPAL                                                           UNDERLYING       ALL OTHER
           POSITION                 YEAR           SALARY $        BONUS $     OPTIONS (#)     COMPENSATIONS
           --------                 ----           --------        -------     -----------     -------------

Jacqueline E. Soechtig(1)           1998           $198,333
    President,                      1997            222,500
    Chief Executive Officer,        1996            220,000        100,000
    Chairman

James H. Moore, Jr. (2)             1998           $100,000
    Vice President,                 1997            100,000
    Operations                      1996            100,000         50,000


------------------------------------------------------------------------------

 (1) Ms. Soechtig was employed by the Company beginning October 31, 1994. As of November 1, 1997, Ms. Soechtig's annual salary became $235,000. During the year ended December 31, 1996, Ms. Soechtig was awarded a bonus of $100,000.
 (2) Mr. Moore was employed by the Company beginning January, 1995. During the year ended December 31, 1996, Mr. Moore was awarded a bonus of $50,000.

No options(1) were granted during the Company's 1998 fiscal year to the current and former Executive Officers named in the Summary Compensation Table above.

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 1998 by, and the number and value at December 31, 1998 of shares of Common Stock subject to unexercised options held by, the individuals listed in the Summary Compensation Table.


                                                                NUMBER OF SECURITIES
                                 SHARES                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                ACQUIRED         VALUE              OPTIONS/SARS             IN-THE-MONEY OPTIONS/SARS
                                   ON          REALIZED             AT FY-END (#)                  AT FY-END ($)
NAME                          EXERCISE (#)        ($)         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                          ------------        ---         -------------------------      -------------------------

Jacqueline E. Soechtig             ---            ---                    0/0                            0/0
James H. Moore, Jr.                ---            ---                    0/0                            0/0

EMPLOYMENT AGREEMENT

Jacqueline E. Soechtig, President and Chief Executive Officer of the Company, is a party to an employment agreement with the Company, which commenced on October 31, 1994 for a term of three years. Ms. Soechtig's base salary for the entire three-year term was $220,000 per annum. The agreement also provided for incentive compensation in the form of bonuses. A performance bonus of $100,000 was paid to Ms. Soechtig in 1996. Pursuant to the agreement and as a signing bonus, Ms. Soechtig was paid $20,170 and was granted ten-year stock options to purchase 375,000 shares of Common Stock, which are all presently exercisable at an exercise price of $2.00 per share. Ms. Soechtig was granted certain registration rights with respect to the shares of Common Stock underlying all of such options. The fair value of the 375,000 shares of Common Stock underlying Ms. Soechtig's options was determined by the Board of Directors to be $5.00 per share at the time of the option grant considering various factors such as restrictions placed on the underlying shares and their lack of liquidity, as well as their quoted market price on October 31, 1994 of $13.50 per share. In accordance with accounting provisions of APB No. 25, the Company recorded compensation expense of $375,000 in 1994, $562,500 in 1995 and $187,500 in 1996.
These amounts represent the difference between the fair value of $5.00 per share (determined by the Board of Directors considering various factors as restrictions, etc.) and the exercise price. On July 30, 1997, the Board of Directors unanimously approved a resolution (with Ms. Soechtig abstaining) authorizing an amendment to the employment agreement, which extends the term of the agreement to October 31, 2000 and increases her base salary to $235,000.

The Registrant and Ms. Soechtig agreed to a mutual termination of her employment on June 21, 1999. The termination of her employment occurred pursuant to the Settlement and Release Agreement entered into as of that date between the Registrant and RBB Bank, AG (the "Bank") of Graz, Austria, acting on behalf of certain shareholders of the Registrant. Reference is made to "Certain Relationships and Related Transactions" for a more complete description of the Settlement and Release Agreement and the litigation to which Ms. Soechtig was subject that the Settlement and Release Agreement resolved. Pursuant to that agreement, the Registrant delivered an inducement letter from Ms. Soechtig and from each of the Registrant's other directors containing mutual releases. The arrangements with Ms. Soechtig provided that she would receive $70,000 and payment of reasonable business expenses in connection with the Settlement and Release Agreement and her individual inducement letter. Ms. Soechtig agreed for a one-year period not to solicit or induce, and not to attempt to solicit or induce, any customer of the Registrant or any employee of the Registrant to terminate or lessen that person's affiliation with the Registrant or to violate the terms of any agreement with the Registrant. Ms. Soechtig further agreed to remain bound by all obligations to keep confidential all proprietary information and trade secrets of the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of August 31, 1999 regarding the beneficial ownership of shares of Common Stock by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, its only class of voting securities (ii) each Director and director nominee, (iii) each current Executive Officer and former Executive Officer named in the Summary Compensation Table and (iv) all current Directors and Executive Officers of the Company as a group.


         NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL  OWNERSHIP
         ------------------------------------                 ---------------------
                                                   NUMBER OF SHARES           APPROXIMATE
                                                   OF COMMON STOCK            PERCENTAGE OF
                                                   BENEFICIALLY OWNED         CLASS (1)  (2)

         RBB Bank, AG                                  7,837,332 (3)                    51%
         Burgring 16
         8010, Graz
         Austria

         Tickets.com, Inc.                            24,818,217 (4)                    62%
         555 Anton Blvd. 12th Floor
         Coasta Mesa, CA 92660


         Jacqueline Soechtig                              23,500                         *

         James H. Moore                                       16                         *

         David A. Riley                                        0                         0%

         Steven H. Noble, III                                  0                         0%

         Directors and Officers as a Group (2)                 0                         0%

-------------------------------------
*Under one percent.

(1) There were 15,299,393 shares of Common Stock outstanding as of September 30, 1998, which is the date of the most recent Quarterly Report or Annual Report which the Registrant has filed with the Securities Exchange Commission. The Registrant does not believe that the number of Shares currently outstanding is materially different.

(2) For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof, have been exercised or converted.

(3) The Bank disclaims beneficial ownership of these shares since it holds these shares as nominee for its clients who are the beneficiaries of the shares. These shares are referenced in the above table.


(4) On June 28, 1999 Tickets.com acquired 5,700 shares of the Company's Series G Preferred Stock (the "Preferred Shares") from the Bank. The Preferred Shares are convertible into 24,818,217 shares of Common Stock.

(5) Neither Ms. Soechtig nor Mr. Moore has acted as directors or officers of the Registrant since June 21, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During June 1996 the Company completed a private placement of its securities subject to Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In that transaction, RBB Bank, AG (the "Bank") acquired for approximately 60 independent holders, each of who is an Austrian national, an aggregate of 8,000 shares of the Company's Series F Preferred Stock. The investors paid $6,000,000 in cash, before commissions and offering expenses, for these securities. The sources of funds for the purposes were the personal funds of the respective independent purchasers.

On November 4, 1997, the Bank sold 7,500 shares of its Series G Preferred Stock (the "Preferred Shares") to holders of the Series F Preferred Stock in a transaction pursuant to Regulation S under the Securities Act for $7,500,000. In the transaction, the Company redeemed 7,945 shares of Series F Preferred Stock for $6,000,000, providing the Company with $1,447,500 of net proceeds after the expenses of the offering. The sources of the additional funds provided by the investors were their respective personal funds. The shares of the Preferred Stock had no voting rights as such. The shares of the Company's Common Stock into which such shares were convertible have identical voting rights with all other shares of the Company's common Stock. The 7,500 shares of the Preferred Stock issued to the purchasers thereof were by their terms immediately convertible into 32,655,549 shares of the Company's Common Stock (the "Conversion Shares") after a period of 40 days. Notwithstanding this provision of the Preferred Shares, the Company failed to obtain authorization from its shareholders to increase the number of its authorized but unissued shares of Common Stock, and, accordingly, sufficient additional Conversion Shares were not reserved for issuance upon conversion of all shares of the Preferred Stock. The Conversion Shares and the Preferred Shares are referred to herein as the "Underlying Shares."

On April 11, 1998, the Bank converted 1,800 shares of Series G Preferred Stock into 7,837,332 shares of the Company's Common Stock, the maximum number of Conversion Shares, which at the time had been authorized for issuance.

In July 1998 certain clients of the Bank, including certain beneficial holders of the Underlying Shares, loaned $300,000 to the Company by purchasing the Company's $300,000 secured promissory note due July 31, 2000. The Company granted the Bank a first security interest in certain computer source code used by the Company in its business and related intangible property to secure the repayment of the promissory note.

From time to time during the second half of 1998, the Bank discussed the prospects of the Company with representatives of Tickets.com, Inc. ("Tickets.com"), a privately-owned corporation based in Newport Beach, California formerly known as Advantix, Inc. On January 8, 1999, Tickets.com sent a letter to the Company stating that Tickets.com was prepared to make an offer to purchase all outstanding shares of the Company's Common Stock at $0.10 per share payable in cash and to close the transaction by January 31, 1999, subject to completion of standard due diligence. Tickets.com also stated in its letter that, upon the Company's agreement to consider its offer, Tickets.com was prepared to loan $250,000 to the Company so that the Company could meet its immediate cash needs. Tickets.com requested that the Company respond to its letter by January 11, 1999. The Company did not so respond.

On January 24, 1999, following periodic individual consultations between the Bank and the beneficial holders of the Underlying Shares, the Bank received separate oral authorizations from the holders of the Underlying Shares to agree to sell all of the Underlying shares to Tickets.com at its offered price, or the equivalent value in securities of Tickets.com, and to facilitate a transaction that permitted Tickets.com to acquire all of the outstanding securities of the Company in addition to the Underlying Shares. Concurrently, Tickets.com proceeded to enter into discussions with the Company with a view to the acquisition of the Company by a cash merger that would pay each holder of Common Stock of the Company $0.10 per share (the "Merger").

On January 24, 1999 Tickets.com and the Bank entered into a Stock Purchase Agreement (the "Purchase Agreement"), dated that date, providing for the sale of the Underlying Shares of Tickets.com at a closing to be held not later than May 15, 1999, or such later date as the Bank and Tickets.com would agree. The Purchase Agreement was later amended by the First Amendment to Purchase Agreement, dated as of June 21, 1999, between the Bank and Tickets.com.

The Purchase Agreement provided that the Bank would support the Merger and vote the Underlying Shares in favor thereof and that Tickets.com will purchase the Underlying Shares from the Bank if the Company did not approve the Merger by January 31, 1999. The purchase price to be paid by Tickets.com was (i) $0.10 cash for each Underlying Share that is a share of Common Stock and (ii) 170.081 shares of Tickets.com common stock for each Underlying Share that is a Preferred Share. If Tickets.com had not consummated a registered public offering of its stock on or before May 15, 1999, or such later date as Tickets.com and the Bank agree, then, notwithstanding any other provision of the Purchase Agreement, the purchase price would be (i) for each Underlying Share that is a share of Common Stock, $0.10 in cash, and (ii) for each Underlying Share that is a Preferred Share, $0.10 in cash for each share of the Company's Common Stock into which such Underlying Share is convertible at closing.

Additionally, the Bank and Tickets.com agreed in the Purchase Agreement that if the board of directors of the Company had not approved the Merger on or before January 31, 1999, the Bank would, as soon as possible thereafter, take all appropriate or necessary actions, including without limitation making all appropriate filings with the Securities and Exchange commission, to elect a majority of the members of the Company's board of directors, that the members of the Company's board of directors would include David A. Riley and Stephen Fryer, or other individuals acceptable to Tickets.com, and that David A. Riley would be named as the Company's business manager. The Bank agreed not to, and agreed to cause the Company not to, take action inconsistent with the purposes of this Agreement or the Merger or otherwise detrimental to Tickets.com.

On January 28, 1999, after learning that the Company was taking steps to file a petition under Chapter 11 of the Bankruptcy Act and had ceased discussions with Tickets.com regarding additional credit lines and the Merger, and after receiving sufficient authorizations from the holders of the Underlying Shares and their representatives to take such steps, the bank executed and delivered to the Company a written consent in lieu of meeting which consent removed all members of the Company's board of directors. Acting with the same authority, on January 28, 1999 the Bank executed and delivered to the Company a written demand for the Company to provide the Bank or its representatives with the record of shareholders required to be maintained under Florida corporate law so that the Bank could comply with the provision of Florida corporate law that requires that a written consent signed by fewer than all shareholders of record to be sent to all shareholders of record who did not execute such consent and a separate written demand for the Company to call a meeting of its shareholders for purposes of electing a board of directors.

On January 29, 1999 counsel to the Company sent a letter that purported to reject the removal of Company's board of directors as well as the Bank's demands for the record of holders and for the meeting.

On February 8, 1999 the Bank commenced a legal proceeding (the "Removal Action") against the Company and its board of directors in the Circuit Court of Pinellas County, seeking to remove the Company's Board of Directors. Thereafter, the Company and its directors interposed certain defenses and counterclaims against the Bank in that case.

On June 21, 1999, the Company's board of directors voted to approve the proposed Agreement and Plan of Merger (the "Merger Agreement") among the Company, Tickets.com and a wholly-owned subsidiary of Tickets.com, after determining that the Merger was in the best interest of the Company's shareholders. The Company's board of directors also recommended that the shareholders of the Company accept the Merger and vote to adopt and approve the Merger Agreement. The Merger Agreement as executed included substantially the same terms and conditions, including the price of $0.10 per share in cash, that Tickets.com had proposed in January 1999.

Immediately thereafter, the Bank and the Company entered into a Settlement and Release Agreement (the "Settlement Agreement") settling the Removal Action. Pursuant to the Settlement Agreement, the Company delivered inducement letters from each of the Company's directors containing mutual releases pursuant to which each of the Bank, the Company and Tickets.com released the directors, and each of the directors generally released the Bank, the Company and Tickets.com from claims, liabilities and obligations. The inducement letters provided for the resignation of the three directors and, in the case of Jacqueline Soechtig, the former chief executive officer of the Company, the termination of her employment as well. The parties agreed to dismiss the Removal Action with Prejudice.

The Settlement Agreement also provided that, as a material condition to the Bank's obligations set forth therein, immediately after approving the transactions contemplated by the Merger Agreement and recommending that the Company's shareholders accept the Merger and adopt and approve the Merger Agreement, the Company's Board of Directors would (i) appoint David A. Riley as the Company's President and Chief Executive Officer, (ii) fill two existing vacancies with David A. Riley and Steven H. Noble III and (iii) then resign from the Company's Board of Directors. The three individuals who comprised the Company's board immediately prior to June 21, 1999 so acted, and Mr. Riley and Mr. Noble, having been so appointed, became the Company's Board of Directors.

Also on June 21, 1999 the Bank and Tickets.com, Inc. amended the Purchase Agreement between them in several material respects. First, notwithstanding that the consummation of the transactions contemplated by the Purchase Agreement was initially to have occurred on or prior to May 15, 1999, Tickets.com agreed to purchase all of the Preferred Shares within three business days after the Company executed the Merger Agreement. Second, Tickets.com agreed to pay either
170.081 shares of Tickets.com common stock or $435.00 in cash for each outstanding Preferred share, at the option of the holder of each of the Preferred Shares. Third, the parties agreed that Tickets.com would purchase the shares of Common Stock held by the Bank as part of the Merger under the Merger Agreement and not as a separate transaction under the Purchase Agreement. All other provisions contained in the Purchase Agreement remained in full force and effect.

On June 28, 1999, the Bank sold and delivered the Preferred Shares to Tickets.com and Tickets.com paid $754,290 and issued 674,541 shares of its common stock pursuant to the First Amendment.

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

4.5 Subscription Agreement between RBB Bank Akiengesellschaft and the Company (incorporated by reference to the Company's Form 8-K dated November 19, 1997, File No. 0-15873).

4.6 Registration Rights Agreement between Herbert Strauss (as Headtrader of RBB Bank Aktiengesellschaft) and the Company (incorporated by reference to the Company's Form 8-K dated November 19, 1997, File No.
         0-15873).

4.7 Letter Agreement between the Company and RBB Aktiengesellschaft granting the Company the right to return its Series F Preferred Stock (incorporated by reference to the Company's Form 8-K dated November 19, 1997, File No. 0-15873).

4.8      Amended and Restated 1994 Stock Option Plan.

10.1 Lease, dated as of February 20, 1995, between the Company and 28050 Corporate Square Associates, L.P. (incorporated by reference to Exhibit
         10.2 of the Company's Annual Report on Form 10-K, File No.
         0-15873, for the year ended December 31, 1994).

10.2 Office Building Lease, dated October 21, 1997, between DCS Real Estate and the Company.

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

*Filed herewith.

         For the Company's financial statements for the period ended December 31, 1996, see Part II, Item 7 of this Report on Form 10-KSB.

(b) Reports on Form 8-K.

         No reports on form 8-K were filed during the last fiscal quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LASERGATE SYSTEMS, INC.


Date:  September 24, 1999                BY: /s/ DAVID  A. RILEY
                                         -----------------------
                                         David A. Riley
                                         Chairman
                                         President and
                                         Chief Executive Officer


Date:  September 24, 1999                BY: /s/ STEVE H. NOBLE, III
                                         ---------------------------
                                         Steve H. Noble, III
                                         Director
                                         Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

LASERGATE SYSTEMS, INC.
AND SUBSIDIARIES

December 31, 1998 and 1997

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

Report of Independent Certified Public Accountants.................         F-1


Consolidated Balance Sheets as of December 31, 1998 and 1997.......         F-2


Consolidated Statements of Operations for the Years
  Ended December 31, 1998 and 1997  ...............................         F-3


Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 1998 and 1997...........................         F-4


Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1998 and 1997  ...............................         F-5


Notes to Consolidated Financial Statements.........................         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors
Lasergate Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Lasergate Systems, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasergate Systems, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $799,713 during the year ended December 31, 1998 and as of that date, the Company has current liabilities in excess of current assets of $2,239,682 and an accumulated deficit of $20,506,100. The Company's operating loss history and financial condition raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically relied on net proceeds from public and private offerings and loans and advances from related parties to fund its operations. Management believes that additional monies from these sources or from strategic corporate partnerships will be necessary to fund its operations in 1999. Management's plans in regard to these matters and subsequent events that have a direct bearing on these matters are described in Notes 3 and 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/ GRANT THORNTON LLP
                                                        ----------------------
                                                        Grant Thornton LLP
Tampa, Florida
August 31, 1999, except for paragraph 3 of Note 3
and paragraph 9 of Note 14 as to which the date
is September 16, 1999

                    Lasergate Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                                 1998             1997
                                                                                                 ----             ----
                                        ASSETS

Current assets:
  Cash and cash equivalents                                                               $      71,952     $     390,762
  Accounts receivable, net of allowance for doubtful accounts of $35,000 and
    $157,690                                                                                    109,537           455,001
  Note receivable, current portion                                                               65,210            50,251
  Inventories                                                                                    21,697           232,192
  Prepaid expenses                                                                               44,948            30,838
                                                                                           ------------      ------------
     Total current assets                                                                       313,344         1,159,044
                                                                                           ------------      ------------

Note receivable, long-term portion                                                                    -            59,091
Property and equipment, net                                                                     232,718           305,509
Systems and software costs, net of amortization of $1,713,754 and $1,611,753                    714,871           475,491
Goodwill, net of amortization of $531,546 and $398,557                                        2,116,727         2,249,716
Other assets, net                                                                                16,637            19,137
                                                                                           ------------      ------------

     Total assets                                                                         $   3,394,297     $   4,267,988
                                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, bank                                                                     $     317,956     $      23,575
  Accounts payable, trade                                                                       920,157           780,271
  Deferred revenues                                                                             421,197           356,471
  Accrued warranty costs                                                                        473,775           554,497
  Accrued expenses                                                                              419,941           912,190
                                                                                           ------------     -------------

     Total liabilities                                                                        2,553,026         2,627,004

Stockholders' equity:
Preferred stock, $.03 par value, 2,000,000 shares authorized, 5,700 and 7,500
  shares issued and outstanding at December 31, 1998 and 1997, respectively                         171               225
Common stock, $.03 par value, 20,000,000 shares authorized, 15,299,393 and
  7,462,061 issued and outstanding at December 31, 1998 and 1997, respectively                  458,982           223,862
Additional paid-in capital                                                                   20,888,218        21,123,284
Accumulated deficit                                                                         (20,506,100)      (19,706,387)
                                                                                           ------------     -------------

     Total stockholders' equity                                                                 841,271         1,640,984
                                                                                           ------------      ------------

     Total liabilities and stockholders' equity                                           $   3,394,297     $   4,267,988
                                                                                           ============      ============


        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year Ended December 31,



                                                                                                1998              1997
                                                                                                ----              ----

Revenues                                                                                  $   3,013,311       $ 4,917,536

Operating expenses:
  Cost of revenues                                                                            1,747,923         3,809,442
  Development                                                                                    38,040           445,365
  Selling, general and administrative                                                         2,046,011         3,396,415
  Write down of customer list                                                                         -           230,208
                                                                                           ------------        ----------

     Operating loss                                                                            (818,663)       (2,963,894)

Interest income                                                                                  18,950            40,825
                                                                                           ------------        ----------

     Loss before income taxes                                                                  (799,713)       (2,923,069)

Income taxes
                                                                                                      -                 -
                                                                                           ------------        ----------
     Net loss                                                                             $    (799,713)      $(2,923,069)
                                                                                           ============        ==========

Dividends to preferred shareholders (intrinsic value of beneficial conversion
  features - see Note 9)                                                                              -          (475,570)
                                                                                           ------------        ----------

Net loss available to common shareholders                                                 $    (799,713)      $(3,398,639)
                                                                                           ============        ==========

Net loss per common share - basic and diluted                                             $        (.06)      $      (.46)
                                                                                           ============        ==========

Weighted Average Common Stock Outstanding - basic and diluted                                13,152,179         7,454,938
                                                                                           ============        ==========

        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1997


                                                                                                       COMMON
                                        PREFERRED STOCK          COMMON STOCK          ADDITIONAL       STOCK
                                                    PAR                       PAR       PAID-IN       SUBJECT TO    ACCUMULATED
                                         SHARES   VALUE        SHARES        VALUE      CAPITAL       PUT OPTION      DEFICIT
                                         ------   -----        ------        -----      -------       ----------    -----------

BALANCE, DECEMBER 31, 1996                8,000    $ 240      7,362,061    $220,862    $19,818,769     $(140,000)   $(16,783,318)

Conversion of Series F preferred to
  common stock                              (55)      (2)       100,000       3,000         (2,998)            -               -

Issuance of Series G preferred stock;
  net of $52,500 of offering costs        7,500      225              -           -      7,922,845             -               -

Preferred stock dividend, Series G
  (intrinsic value of beneficial
  conversion features)                        -        -              -           -       (475,570)            -               -

Redemption of Series F preferred
  stock                                  (7,945)    (238)             -           -     (5,999,762)            -               -

Cancellation of Put Option                    -        -              -           -       (140,000)      140,000               -

Net Loss                                               -                                                              (2,923,069)
                                       ---------   -----     ----------    --------    -----------   -------------  ------------
                                              -                       -           -              -             -

BALANCE, DECEMBER 31, 1997                7,500      225      7,462,061     223,862     21,123,284             -     (19,706,387)

Conversion of Series G preferred to
  common stock                           (1,800)     (54)     7,837,332     235,120       (235,066)            -               -

Net Loss                                      -        -              -           -              -             -        (799,713)
                                       ---------   -----     ----------    --------    -----------   -------------  ------------

BALANCE, DECEMBER 31,1998                 5,700    $ 171     15,299,393    $458,982    $20,888,218   $         -    $(20,506,100)
                                       ========    =====     ==========    ========    ===========   =============  ============


        The accompanying notes are an integral part of these statements.

                                     Lasergate Systems, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,



                                                                                                   1998            1997
                                                                                                 ---------     -----------
Cash flows from operating activities:
  Net loss                                                                                      $(799,713)    $(2,923,069)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                                 360,673         436,621
    Write-down of customer list                                                                         -         230,208
    (Decrease) increase in allowance for doubtful accounts                                       (122,690)         10,566
    Decrease (increase) in:
      Accounts receivable, trade                                                                  468,154         403,364
      Note receivable                                                                              44,132        (109,460)
      Inventories                                                                                 210,495          22,709
      Prepaid expenses                                                                            (14,110)         10,246
      Other                                                                                         2,500          87,051
    Increase (decrease) in:
      Accounts payable and accrued expenses                                                      (352,363)       (118,868)
      Accrued warranty costs                                                                      (80,722)        (16,422)
      Deferred revenue                                                                             64,726        (553,045)
                                                                                                 --------      ----------
               Net cash used in operating activities                                             (218,918)     (2,520,099)
                                                                                                 --------      ----------

Cash flows from investing activities:
  Net additions to property, equipment, and software costs                                        (52,893)       (137,762)
  Capitalized software development costs                                                         (341,380)       (318,649)
                                                                                                 --------        ---------
               Net cash used in investing activities                                             (394,273)       (456,411)
                                                                                                 --------        ---------

Cash flows from financing activities:
  Proceeds from secondary public or private offering, net of offering costs                             -       7,447,500
  Redemption of preferred stock                                                                         -      (6,000,000)
  Proceeds from loans - related party                                                             300,000               -
  Repayment of loans                                                                               (5,619)         (5,053)
                                                                                                 --------       ----------
               Net cash provided by financing activities                                          294,381       1,442,447
                                                                                                 --------       ----------

Net decrease in cash and cash equivalents                                                        (318,810)     (1,534,063)
                                                                                                 --------      -----------

Cash and cash equivalents, beginning of year                                                      390,762       1,924,825
                                                                                                 --------       ---------

Cash and cash equivalents, end of year                                                          $  71,952     $   390,762
                                                                                                =========     ===========


        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                             Year Ended December 31,


                                                          1998           1997
                                                          ----           ----
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       INTEREST AND INCOME TAXES PAID:
         Interest                                        $1,274          $2,810
         Income taxes                                         -               -


NON-CASH INVESTING AND FINANCING ACTIVITIES:

1997
----

The Company recognized $475,570 of preferred dividends for 1997 based on the intrinsic value of beneficial conversion features (see Note 9).

The Company cancelled its obligation to issue common stock of $140,000 in connection with a legal settlement.

1998
----

The Company converted 1,800 shares of Series "G" preferred shares into 7,837,332 shares of common stock (See Note 9).



        The accompanying notes are an integral part of these statements.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


NOTE 1 - DESCRIPTION OF BUSINESS

Lasergate Systems, Inc. (the "Company") was organized and incorporated in the State of Florida in 1985. The Company is engaged in the development, assembly, marketing, servicing and installation of admission control and revenue accounting systems for both general admission and reserved seating. These systems are used primarily at amusement parks, theme parks, water parks, museums, aquariums, zoos, casinos, ski resorts, night clubs, theaters, professional and university athletic and multi-purpose arenas, and other public facilities, including state, county and local fairs, movie theaters, race tracks and golf courses. The Company's customers are primarily located in the United States and Canada.

The Company introduced a new product in 1997, Admits for Windows(R), which represented 74% and 89% of product revenues in 1998 and 1997, respectively, with Select-a-Seat representing 26% and 11% of product revenue in 1998 and 1997, respectively.

In June 1999, the Company entered into a proposed Agreement and Plan of Merger (see Note 14).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates are a major factor in providing for warranty costs, valuation of intangibles, and certain taxes that are further described herein. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the financial statements.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE, NET

Accounts receivable are reported net of allowance for doubtful accounts. At least quarterly, management reviews the collection status of its accounts and provides an appropriate allowance, if necessary. Based on these reviews, management believes that its accounts at December 31, 1998 and 1997 are reasonably stated.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined principally by the use of the first-in, first-out method.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles, excluding systems and software costs, held and used by an entity along with goodwill are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

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

All development costs are capitalized once technological feasibility has been achieved on a product until the product is released for general sale, at which time only the costs of development of significant additions to a product's features and functions are capitalized. Technological feasibility is determined on a project-by-project basis.

The Company believes that its software development costs provide future benefit in excess of net capitalized costs; however, this is dependent on the degree of future market acceptance of currently released products and the degree of future market acceptance of new software releases. This also may be dependent upon the Company obtaining adequate levels of financing to support effective development efforts.

Amortization of system and software costs in 1998 and 1997 was $102,000 and $95,014, respectively, and is included in Cost of Revenues.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


CUSTOMER LISTS/SUPPORT CONTRACTS AND GOODWILL

Remaining intangibles, other than systems and software costs (see above), that were recognized in connection with the Company's acquisition of GIS and Delta in 1995 and 1994, respectively, relate to customer list and support contracts, and goodwill. Such costs have been and are being amortized using the straight-line method over their respective estimated useful lives: systems and software costs (see above) and goodwill--twenty (20) years. Amortization expense (exclusive of software) for 1998 and 1997 was $132,989 and $214,447, and is included in selling, general and administrative expenses. Management reviews, at least on a quarterly basis, whether or not any impairment has occurred with respect to such acquired intangibles that could warrant an adjustment to the carrying values. As a result of this review, during 1997 the remaining net balance of customer list and support contracts of approximately $230,000 was written off. Undiscounted cash flow projections associated with the acquired business is the primary focal point in the assessment and analysis for potential impairment. During 1998 and 1997, no impairment was identified exclusive of the write down of the customer lists and support contracts discussed above.

With respect to determining whether goodwill ($2,116,727 at December 31, 1998) has suffered impairment, the Company's undiscounted cash flow forecast over the next 16 years (estimated remaining useful life of goodwill) assumed that revenues increase 12% per year, cost of revenues as a percent of revenues remain at 58%, development costs remain at 14% of revenues, and selling, general, and administration expense increase 6% per year. Based on these assumptions, the Company believes that goodwill does not need to be adjusted for impairment at December 31, 1998; however, future obtainment of these assumptions is contingent upon the Company's ability to obtain adequate funding to support operations and development activities (see "Systems and Software Costs" above).

WARRANTY COSTS AND WARRANTY LIABILITY (ALLOWANCE)

The Company provides for warranty costs each month as a percentage of sales in order to more closely match these costs with the associated revenue. The total provision during 1998 was $78,250 or 2.6% of sales, and charges against the allowance amounted to $158,973. The warranty liability at December 31, 1998 is $473,775 which management believes is sufficient to cover all known and unknown warranty costs that will be incurred in the future to satisfy customers for sales through December 31, 1998.

Provisions for the warranty allowance are classified as cost of revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1998 and 1997, the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, and notes payable, approximate fair value because of the short-term maturities of these assets and liabilities.

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

                     Years ended December 31, 1998 and 1997


Revenues from post contract customer support and maintenance are recognized ratably over the maintenance period if collectibility is probable.

Revenues include product sales and service revenues. Service revenues represent approximately 33% and 9%, respectively, of total revenues in 1998 and 1997.

Deferred revenues include customer deposits and advanced billings in accordance with contract terms of $421,197 and $356,471 at December 31, 1998 and 1997, respectively.

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

Effective January 1, 1998, the Company adopted the AICPA Accounting Standards Executive Committee's SOP 97-2, "Software Revenue Recognition," which supercedes SOP 91-1. This SOP retains the same basic revenue recognition criteria of SOP 91-1; however, with respect to bundled contracts, a new criterion for allocation of contract fee is introduced--"vendor-specific objective evidence of fair value." In addition, further guidance is given as to revenue recognition issues when elements of a contract are not all delivered, including services and post-contract customer support. Adoption of this pronouncement did not have a material impact on the Company's financial statements.

INCOME TAXES

Under the liability method specified in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of shares outstanding during the periods. All common stock equivalents (options and warrants - see Note 9) and the effect of the all convertible securities (see
Note 9) were not included in the calculation of net loss per share because they were anti-dilutive. The net loss used in the calculation is the net loss available to common shareholders, which reflects preferred stock dividends for 1997 (intrinsic value of beneficial conversion features-see Note 9).

ACCOUNTING FOR STOCK BASED COMPENSATION

For employee stock awards, as allowed by SFAS No. 123, the Company has elected to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to measure compensation. As a result, SFAS No. 123 pro forma disclosures are required in these financial statements (See Note 9).

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


NOTE 3 - OPERATIONAL AND FUNDING MATTERS

The Company incurred a net loss of $799,713 for the year ended December 31, 1998 and as of that date, current liabilities in excess of current assets of $2,239,682 and a history of operating losses that have accumulated to $20,506,100. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations or obtain additional equity or debt funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company's operations for 1998 have been adversely affected by tight cash flows. This has resulted in 1998 staff reductions that, in turn, have resulted in the Company not being able to effectively develop new software product releases or achieve the software revenues that its 1998 strategic plan envisioned. This has resulted in the Company not being able to sustain 1998 revenues to the level achieved in 1997 as potential customers could not be provided assurance that development and/or support of new and current products will continue. It was necessary that the Company borrow $300,000 from RBB bank (see Note 6), an entity acting as an agent representative for various common shareholders owning approximately 52% of the outstanding common stock and owning all of the outstanding Series "G" preferred shares, to help fund its operations during 1998. This debt obligation is in default as of August 31, 1999. The Company has also delayed payments on its vendor obligations, further compounding its ability to produce revenues.

During the 1998 fourth quarter and through May 1999, the Company's primary focus has been that of pursuing financing alternatives to remain in existence. In January 1999, Company management contemplated a bankruptcy filing as its reduced operations, without additional funding, could not continue to adequately support its obligations. Discussion with several potential suitors since January 1999 resulted in the Company signing a proposed Agreement and Plan of Merger in June 1999 (see Note 14) with Tickets.com and Advantix Acquisition Corporation. Subsequent to the signing of this Agreement, Tickets.com had advanced the Company $1,430,000, which the Company has used to support its operations and had a remaining cash balance of approximately $70,000 at August 31, 1999. On September 16, 1999, the Company received an additional advance of $350,000 from Tickets.com to sustain operations through October 1999, at which time it believes that the Admit 9.2 product will be completed and ready for market. While Ticket.com has the ability to provide further funding, there can be no assurances that such future funding will occur, that the Agreement and Plan of Merger will be consummated, or, if not consummated, that the Company will not invoke liquidation proceedings on the Company.


NOTE 4 - INVENTORIES

Inventories as of December 31, consist of the following:

                                                             1998        1997
                                                             ----        ----
           Installations-in-process                         $11,697    $104,930
           Parts and systems                                 10,000     127,262
                                                            -------    --------
                                                            $21,697    $232,192

During fourth quarter 1998, an adjustment of $70,000 was made to write inventory down to its estimated net realizable value.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, consist of the following:

                                                             1998        1997
                                                             ----        ----
           Furniture and equipment                         $503,122    $452,171
           Purchased software                                11,869      10,269
           Test equipment                                    45,665      45,323
                                                           --------    --------
                                                            560,656     507,763
           Less accumulated depreciation                    327,938     202,254
                                                           --------    --------
                                                           $232,718    $305,509
                                                           ========    ========

Depreciation expense was $125,684 and $137,513 for 1998 and 1997.


NOTE 6 - NOTES PAYABLE

                                                             1998        1997
                                                             ----        ----
     Note payable to bank, due August 23, 2001,
     bears interest at 10%, collateralized by equipment   $ 17,956      $19,137

     Note payable to bank (related party), due July 30,
     1999, bears interest at 10%, collateralized by
     Admits Source code. Currently in default.             300,000            -
                                                          --------      -------
                                                          $317,956      $19,137
                                                          ========      =======


NOTE 7 - INCOME TAXES

The Company has a net operating loss (NOL) for income tax purposes of approximately $16,200,000 at December 31, 1998, which begins to expire in the year 2000. The deferred tax benefit is determined based on the difference between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are realized. The Company cannot reasonably predict when it can utilize the NOL carry forward and, therefore, the Company has recognized an equivalent valuation allowance against the deferred tax benefit.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


The principal types of temporary differences and their related tax effects that give rise to the deferred tax assets are as follows:

                                                                       DECEMBER 31,
                                                                       ------------
                                                                  1998              1997
                                                              -----------       -----------
   Net operating loss carry forward (1)                       $ 6,009,000       $ 5,385,000
   Compensation related to stock options                          415,000           415,000
   Bad debt allowance, employee vacation pay and other
     accruals                                                     141,000           320,000
   Warranty cost                                                  175,000           205,000
   Basis difference in intangible assets                          (93,000)           33,000

                                                                6,647,000         6,358,000
   Less valuation allowance                                    (6,647,000)       (6,358,000)
                                                              ------------      ------------
                                                              $         -       $          -
                                                              ============      ============


(1) Certain transactions involving the beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, a portion of the Company's net operating loss carryforward is subject to limitation on their utilization against future income.

The Company's computed effective tax rate differs from the Federal statutory tax rate as follows:


                                                                    1998           1997
                                                                    ----           ----
   Federal statutory rate                                           34%             34%
   Effect of net operating losses (NOL) or NOL carryforward        (34)%           (34)%
                                                                    ---             ---
   Effective tax rate, after the effect of NOL                       0%              0%
                                                                    ====           ====


NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases its office and warehouse facility as well as some office equipment under operating leases.

Future minimum payments under these operating leases are as follows:

           1999                                                        $125,051
           2000                                                         134,861
           2001                                                         132,192
           2002                                                         118,803
           2003                                                               -
                                                                       --------
                                                                       $510,907
                                                                       ========

Total lease payments for the years ended December 31, 1998 and 1997 were $105,687 and $167,620, respectively.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


LEGAL PROCEEDINGS

On June 15, 1995, the Company's founder and former President and Chief Executive Officer, Donald Turner, commenced an action against the Company in the Circuit Court for Pinellas County, Florida, Civil Division. Mr. Turner alleges, among other things, that he was wrongfully terminated from his employment and sought damages that, in the aggregate, exceeded $1,000,000. The Company settled this case in 1998 for a total amount of $312,500, of which $150,000 was paid by two individuals who were formerly affiliated with the Company. Primarily as a result of settling this case, the Company reversed its previously recorded legal accrual by approximately $180,000 during the fourth quarter of 1998.

On or about June 27, 1997, a class action was commenced in the United States district Court for the Eastern District of New York (CV 97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against INTER ALIA, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price, and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the Company violated Sections 11 and 12 (2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law, and made negligent misrepresentations. In 1999, the plaintiff amended the complaint and the Company resubmitted a new motion to dismiss the complaint in its entirety. The Company believes that it has defenses to these claims and intends to continue vigorously defending itself in this action.

The Company is also involved in other legal actions. Management does not believe that the ultimate resolution of these and the above matters will have a material effect on the Company's financial position.

OTHER MATTERS

Management has executed voluntary disclosure agreements with several states regarding its sales tax reporting obligations. Management believes the reported sales tax liability as of December 31, 1998, is reasonably adequate.


NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has 20,000,000 authorized shares of Common Stock, of which 18,608,560 are either issued and outstanding or reserved for options and warrants.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997

PREFERRED STOCK

The Company's articles of incorporation authorize a total of 2,000,000 shares of preferred stock. The Company's Board of Directors has established and authorized the Series G convertible preferred stock that is presently outstanding.


                                                                           G
           Total authorized shares                                       -----
               December 31, 1998                                         8,000
               December 31, 1997                                         8,000

           Outstanding shares
               December 31, 1998                                         5,700
               December 31, 1997                                         7,500

           Outstanding share amounts
               December 31, 1998                                          $171
               December 31, 1997                                          $225

The series G preferred stock contains specific provisions as to conversion into shares of common stock and liquidation values. The shares are nonvoting and participate equally as to dividends declared with the Company's common stock. None of the preferred stock above has mandatory redeemable provisions.

As of December 31, 1998, 5,700 shares of Series G preferred stock are outstanding which can convert into 24,818,217 Common Shares.

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

In april 1998, the Company converted 1,800 shares of the Series G preferred stock into 7,837,332 shares of common stock.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


Under the terms of the subscription agreement, the Company will pay a penalty of 5% of the face value of outstanding Series G Shares ($375,000) if shareholders have not approved an increase in the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares within 120 days of the subscription agreement (by March 4, 1998). An additional penalty of 10% will be incurred for each 120 days beyond March 4, 1998, until shareholders approve an increase in the authorized number of Common Shares in an amount sufficient to allow for conversion of all Series G Shares. Such penalties shall be payable in cash. If sufficient cash is not available to legally pay the penalty, the Company will issue a note payable to the Series G holders in the amount of the penalty bearing interest at a rate of 20% per annum.

As of December 31, 1998, no penalties had been accrued or paid. In connection with the June 1999 signing of a Settlement and Release Agreement between the Company and RBB (see Note 14), the penalties described in the preceding paragraph have been permanently terminated.

For discussion of Series G shares see Issuance of Stock--Private Placements.

PREFERRED STOCK DIVIDENDS

In March 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a non-detachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the Company's common stock, into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is treated as a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e. no valuation discounts allowed) as the fair value used in order to determine the intrinsic value dividend. However, since the proceeds of some series of preferred stock have been used to redeem previously issued preferred stock, the intrinsic value is reduced by the amount of any previously recognized dividend on the redeemed shares. The intrinsic value of dividends to preferred shareholders are added to the net loss before calculating the net loss per common share. The intrinsic value of beneficial conversion features to preferred shareholders was $475,570 for 1997.

RESERVATION AND AUTHORIZATION OF COMMON STOCK

The 5,700 outstanding Series G Shares are convertible into 24,818,217 common shares, but only approximately 163,000 common shares are reserved for such conversion. The Board of Directors plans to recommend to the Company's stockholders at the 1999 Annual Meeting of Stockholders that they approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock. Upon approval of this amendment by the stockholders of the Company, the Company will reserve approximately 24,655,000 additional shares to allow for the possibility of the conversion of the remaining outstanding Series G shares.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


STOCK OPTION PLANS

the Company's 1994 Stock Option Plan (the "Plan) permits the grant of options that may be either incentive stock options (ISO's) or non-qualified stock options (NQSO's). The total number of shares of common stock for options that may be granted under the plan may not exceed 58,333 subject to adjustment, as defined. The Compensation/Stock Option Committee of the Board of Directors is authorized to determine the number of options to be granted, the number of shares that will be subject to any option and the exercise price. The exercise price for non-qualified stock options may not be less than 25% of the fair market value of the common stock on the date of grant. At the 1995 annual meeting of shareholders, shareholders approved changes to the Plan that authorized grants of 5,000 options per term year at an exercise price of 85% of the market value for each outside Director. The options vest at the rate of 5,000 shares per year at the beginning of each term year. grants of 5,000 options were made during 1997 to three outside directors. A total of 40,000 options have been granted under the Plan. The Compensation/Stock Option committee of the Board of Directors did not grant any stock options under the Plan during 1998, and upon the signing of the Proposed Agreement and Plan of Merger (see Note 14), no such grants will subsequently occur.

NON-QUALIFIED STOCK OPTIONS

In 1997, the Company granted an additional 37,500 options outside of the Plan to these individuals as an inducement for them to join the Board in addition to grants made under the Plan. These options are exercisable for 10 years at exercise prices ranging from $.28125 to $.65625 and were immediately vested. In order to compensate another director at the same rate as all other non-employee directors, this director was granted an option to purchase 37,500 shares outside of the 1994 Stock Option Plan at an exercise price of approximately $.28 (100% of the market value at time of grant) during 1997.

In October 1994, the Board of Directors authorized the grant of 375,000 non-qualified stock options at an exercise price of $2.00 per share, which were granted to the Company's President and Chief Executive Officer in connection with a three year employment agreement. Of the total options granted, 125,000 were granted as a signing bonus effective October 31, 1994 and were immediately exercisable since their issuance was not contingent on future services as are the remaining 250,000 options. Accordingly, compensation expense of $375,000 representing the difference between the fair value of $5.00 per share (determined by the Board of Directors considering various factors such as restrictions, etc.) and the exercise price, was recorded in the consolidated statement of operations for 1994. In addition, the corresponding obligation to issue (grant) common stock options also has been reflected in the balance sheet as of December 31, 1994. Of the remaining balance of 250,000 options, 125,000 options vested on October 31, 1995 and 125,000 options vested on October 31, 1996.

The Company granted options to purchase 120,000 shares of common stock to an executive officer for services rendered during 1996. During 1997, 20,000 of these options were cancelled. The remaining options grant the right to purchase 100,000 shares at an exercise price of $0.66 and are exercisable until one year after registration of the underlying stock (the underlying stock has not been registered as of August 30, 1999).

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


A summary of the status of the Company's outstanding stock options as of December 31, 1998 and 1997, and changes during the years ending on those dates, is presented below:

                                                                                    WEIGHTED AVERAGE
                                                                          SHARES     EXERCISE PRICE
                                                                         -------     --------------
       Options outstanding, December 31, 1996                            601,000          $1.59
       Options granted                                                    90,000          $0.27
       Options canceled or forfeited                                     (26,000)         $1.00
                                                                         -------          -----
       Options outstanding, December 31, 1997                            665,000          $1.41
       Options granted                                                         -          $   -
       Options canceled or forfeited                                           -          $   -
                                                                         -------          -----
       Options outstanding, December 31, 1998                            665,000          $1.41
                                                                         =======          =====

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                                              WEIGHTED
                                                                              AVERAGE
                                               RANGE OF                       REMAINING         WEIGHTED
                                               EXERCISE         NUMBER      CONTRACT LIFE       AVERAGE
                                               PRICES         OUTSTANDING      (YEARS)          EXERCISE
                                               --------       -----------   -------------       --------
           Outstanding Options:               $0.24 - 0.66         275,000        6.1             0.52
                                              $2.00 - 2.76         390,000        5.7             2.03

           Exercisable Options:               $0.24 - 0.66         275,000        6.1             0.52
                                              $2.00 - 2.76         390,000        5.7             2.03


The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss available to common shareholders would be increased to the pro forma amounts indicated below for the years ended December 31:


                                                            1998         1997
                                                            ----         ----
           Net loss available to common
             shareholders               As reported       $749,713    $3,398,639
                                        Pro forma          749,713     3,416,889

           Loss per common share        As reported        $   .06    $      .46
                                        Per forma          $   .06    $      .46

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1997: no dividend yield; expected volatility of approximately 128%; risk-free interest rate of approximately 6%, and expected life of approximately 2.5 years. There were no options granted during 1998.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


The weighted average fair value of options granted during 1997 was $.20.

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

In connection with the private placement of Series F Convertible Preferred Stock completed in June 1996, the Company issued 500,000 warrants to the placement agent. These warrants expire on September 30, 2001, and entitle the holder to purchase one share of the Company's common stock at an exercise price of the average conversion price of the Series F Convertible Preferred Stock ($0.55), with anti-dilution provisions which reduce the exercise price to the average conversion price of any subsequent issuance of convertible preferred stock (Series G = $0.22967). In 1997, Series G Preferred Stock was issued with a conversion price of $0.22967. Accordingly, the exercise price of these warrants was reduced to $0.22967. In 1996, the estimated fair value of these warrants for the placement agent services rendered, based on SFAS No. 123 provisions is approximately $190,000, determined by using a binomial option-pricing model with assumed volatility of 122%, risk-free rate of 6.0%, and expected holding period of three years. A SFAS No. 123 valuation of these warrants in 1997 based upon the new exercise price did not result in a higher fair value than $190,000 and, accordingly, this amount has not been revalued. For financial statement purposes, the value of the services (compensation) is reflected as a reduction to the proceeds received from the related private placement and, accordingly, a reduction to paid-in capital. In addition, the value assigned to the warrants is reflected as an addition to paid-in capital (Stockholders' Equity). Because the reduction and increase to paid-in capital are offsetting amounts of $190,000, the Company has chosen not to reflect them separately in the Statement of Stockholders' Equity.

In 1998, the Company issued 300,000 warrants in connection with the $300,000 promissory note (see Note 6). The warrants have an exercise price of $.09375. The fair value of the warrants was not significant.

A summary of the status of the Company's outstanding warrants as of December 31, 1998 and 1997, and changes during the years ending on those dates, is presented below:

                                                            WEIGHTED AVERAGE
                                                 SHARES      EXERCISE PRICE

    Warrants outstanding, December 31, 1996      2,621,067       $4.87
    Warrants granted                                     -           -
    Warrants canceled or forfeited                (276,900)       9.06
                                                   --------        ----

    Warrants outstanding, December 31, 1997      2,344,167        4.37
    Warrants granted                               300,000        0.09375
    Warrants canceled or forfeited                  (4,167)       4.50
                                                 ---------        -------


    Warrants outstanding, December 31, 1998      2,640,000       $3.88
                                                 =========        ====

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


The following table summarizes information concerning currently outstanding and exercisable warrants:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                RANGE OF                         REMAINING        WEIGHTED
                                                EXERCISE          NUMBER       CONTRACT LIFE      AVERAGE
                                                 PRICES         OUTSTANDING      (YEARS)         EXERCISE
           Outstanding Warrants:             $.09375 - $.23          800,000        5.3             0.18
                                                  $5.50            1,840,000        0.8             5.50

           Exercisable Warrants:             $.09375 - $.23          800,000        5.3             0.18
                                                  $5.50            1,840,000        0.8             5.50

If the June 1999 proposed Agreement and Plan of Merger (see Note 14) is executed, all December 31, 1998 outstanding stock options and all of the outstanding warrants are to be canceled on or before the Agreement's effective date.


NOTE 10 - SALES TO MAJOR CUSTOMERS

In 1998, two customers, American Skiing and Regal Cinemas represented 19% and 17% of the Company's revenues, respectively.

In 1997, one customer, American Skiing Company represented 54% of revenues.


NOTE 11 - EMPLOYEE BENEFITS

Effective July 1, 1995, the Lasergate Systems, Inc. Profit Sharing 401(k) Plan was established covering substantially all employees. The Company made no contribution to the Plan during 1998 or 1997.

Since 1996, the Company has utilized an employee-leasing firm that provides all administrative services relating to payroll, personnel and employee benefits. Management continues to hire, dismiss, set pay rates, and supervise the employees.


NOTE 12 - RELATED PARTY TRANSACTIONS

During 1998, the Company made cash payment of $30,000 to an outside Director of the Company for extensive business consulting services and accrued an additional $59,000 for legal services performed which have not been paid as of August 30, 1999. The total balance due the Director at December 31, 1998 was $119,900. The Company also paid $39,000 to a relative of the Chief Executive Officer for consulting and travel expense reimbursements during the year.

During 1997, the Company paid $156,630 to a vendor in which an outside director had a substantial financial interest for programming services, paid $36,000 to a relative of the chief executive officer for consulting services, and accrued $50,000 for services performed by an outside director.

See also Note 6.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


NOTE 13 - YEAR 2000 ISSUE

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company's operations will not be fully determinable until the Year 2000 and thereafter. If the Year 2000 modifications are not properly completed by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


NOTE 14 - SUBSEQUENT EVENTS

AGREEMENT AND PLAN OF MERGER

On June 21, 1999, the Company entered into a proposed Agreement and Plan of Merger (the "Agreement") with Tickets.com, Inc., and Advantix Acquisition Corporation (Advantix). It is the intention of the Agreement that LSI and Advantix will merge together and become a wholly-owned subsidiary of Tickets.com. The proposed merger is subject to LSI shareholder approval and the shareholders have not yet voted on this matter. In connection with this the Agreement, Tickets.com agrees to cause all of its shares of LSI common stock to be voted in favor of the approval of the proposed merger. Tickets.com and RBB signed a contract whereby RBB has agreed to vote all of its shares of LSI common stock in favor of the proposed merger. RBB is the representative agent for approximately 52% of the outstanding voting shares.

Under the Agreement, the holders of each share of LSI common stock will receive $.10 per share.

Also under the Agreement, LSI is to terminate its stock option plan immediately before the effective date and will issue no further stock options or any other securities convertible into common stock. In addition, LSI will cancel all outstanding options and all outstanding warrants at or before the Closing of the Merger (see Note 9). In exchange for cancellation of these equity instruments, each holder is to receive cash consideration equal to $.10 less the exercise price for each option or warrant held. The consideration to be paid on these equity instruments upon cancellation is not expected to exceed $2,000.

In connection with the signing of the Agreement, former executives (including the President/CEO and Chairman of the Board) and the former board of directors resigned and two new individuals became President/CEO and CFO and were appointed to the Board of Directors (which consists of these two members as of August 31, 1999). In addition, two of the former board members signed 1 year consulting agreements and non-compete agreements extending three months after the end of the consulting agreements calling for Company to make payments totaling $50,000 each.

Six employees signed severance agreements that call for the severance amounts in case of involuntary termination or voluntary termination on or before August 16, 1999 totaling $250,000. As of August 31, 1999, a total of $140,000 has been paid under these severance agreements. In addition, a former executive received $70,000 upon the signing of an inducement letter in connection with his resignation.

Also in connection with the Merger documents, RBB will pay the former President and CEO $200,000 and give her 10,000 shares of Tickets.com common stock. In addition, the former President and CEO is granted the opportunity to purchase 20% (up to 20,000 shares) of Tickets.com common stock that Tickets.com allocates to RBB in its initial public offering (IPO) at the IPO price, of which the first 10,000 shares will be purchased by RBB at its sole cost. This consideration is in lieu of the amount that would be due this individual in accordance with "Change in Control of Company" provisions included in her employment agreement.

No amounts relating to the above three paragraphs have been accrued for at December 31, 1998.

                    Lasergate Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1998 and 1997


Also in connection with the signing of the Agreement, a Settlement and Release Agreement (the Release) was signed between LSI and RBB Bank (see Note 10) that forever forgives each party for any damages or claims that the parties may have had against each other. This included a legal proceeding entitled RBB BANK, A.G.
V. LASERGATE SYSTEMS, INC., ET AL, which was filed in june 1999 and had been pending in the circuit court of Pinellas County, Florida. The Release does not relieve LSI's $300,000 promissory note obligation to RBB (see Note 6).

LOAN PROCEEDS RECEIVED FROM TICKETS.COM

In 1999, the Company has received $1,430,000 through August 31, 1999 from Tickets.com to support the Company's ongoing operations evidenced by uncollateralized demand note payables. On September 16, 1999, the Company received an additional advance of $350,000 from Tickets.com to sustain operations through October 1999.

ADDITIONAL COMPENSATION TO THE FORMER PRESIDENT/CEO

In 1999, prior to the signing of the Agreement and Merger described above, the board approved approximately $150,000 payable to the former President/CEO for accumulated unpaid vacation, fringe benefits, and related compensation prior to 1999. This entire amount has been accrued for in the 1998 financial statements. As of August 31, 1999, the Company has paid approximately $114,000 of this total.

SERIES G PREFERRED SHARES TRANSFER (UNAUDITED)

On June 28, 1999, RBB bank sold and delivered 5,700 Series G Preferred shares (see Note 9) to Tickets.com in exchange for $754,290 cash and 674,541 shares of Tickets.com common stock.

MANAGEMENT BONUSES

On april 22, 1999, the Board of Directors approved Company payment of management bonuses totaling $120,000, which management states has all been paid as of August 31, 1999. The bonuses were for management's efforts in seeking a strategic partner and for prior service with payment contingent upon the signing of the Agreement and Plan of Merger. Accordingly, these bonuses have not been accrued at December 31, 1998.

SALE OF LICENSE AGREEMENT (UNAUDITED)

In March 1999, the Company sold a license agreement to a third party in exchange for $600,000 in cash, which has been received. The license agreement allows the third party to exclusively use the Company's Select-a-Seat software (and source code) at any location or in any form of commerce within the States of Washington and Montana. In addition, the third party has non-exclusive use of the software (and source code) in the States of alaska, Oregon, Idaho and Utah, and in the provinces of British Columbia, Alberta, and Saskatchewan.

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
27.1                Financial Data Schedule