Form 10QSB
period 1999-03-31
LASERGATE SYSTEMS INC
filed 1999-10-06
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

COMMISSION FILE NUMBER 0-15873

                             LASERGATE SYSTEMS, INC.
                             -----------------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             FLORIDA                                             59-2543206
             -------                                             ----------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

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

CLASS                                        OUTSTANDING AT MARCH 31, 1999
-----                                        -----------------------------

COMMON STOCK $0.03 PAR VALUE                 15,299,393

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

YES [ ]  NO  [X]

                    LASERRGATE SYSTEMS, INC. AND SUBSIDIARIES

                FORM 10-QSB FOR THE QUARTER ENDED March 31, 1999.

                                      INDEX

Part I.            FINANCIAL INFORMATION                                    PAGE
                                                                            ----

          Item 1.  Consolidated Financial Statements                         3

                   Consolidated Balance Sheets as of March 31, 1999          3
                   (unaudited) and December 31, 1998

                   Consolidated Statements of Operations                     4
                   (unaudited) for the three months ended
                   March 31, 1999 and March 31,1998.

                   Consolidated Statements of Cash Flows                     5
                   (unaudited) for the three  months ended
                   March 31, 1999 and March 31, 1998.

                   Notes to Financial Statements (unaudited)                 6

          Item 2.  Management's Discussion and Analysis or Plan              8
                   of Operation

Part II.           OTHER INFORMATION

          Item 1.  Legal Proceedings                                         9
          Item 6.  Exhibits and Reports on Form 8-K                          9

          Signature                                                         10

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS                              MARCH 31         DECEMBER 31
                                                                           1999               1998
                                                                       ------------       ------------
                                                                       (Unaudited)
Current Assets
     Cash and cash equivalents                                         $    265,027       $     71,952
     Accounts receivable, net of allowance for doubtful
          accounts of $42,500 and $35,000                                   277,551            109,537
     Note receivable, current portion                                        67,944             65,210
     Inventories                                                             14,041             21,697
     Prepaid expenses                                                        20,339             44,948
                                                                       ------------       ------------
          Total Current Assets                                              644,902            313,344
                                                                       ------------       ------------

Property and equipment, net                                                 190,643            232,718
Systems and software costs, net of write-down and
   amortization of $1,739,253 and $1,713,754                                730,953            714,871
Goodwill, net of amortization of $564,793 and $531,546                    2,083,480          2,116,727
Other assets, net                                                            16,638             16,637
                                                                       ------------       ------------
         Total Assets                                                     3,666,616          3,394,297
                                                                       ------------       ------------

                        LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable, bank                                                    341,296            317,956
     Accounts payable, trade                                                584,617            920,157
     Deferred revenues                                                      835,177            421,197
     Accrued warranty costs                                                 480,860            473,775
     Accrued expenses                                                       564,626            419,941
                                                                       ------------       ------------
          Total liabilities                                               2,806,576          2,553,026
                                                                       ------------       ------------

Stockholders equity
     Preferred stock, $.03 par value, 2,000,000 shares authorized
       5,700 shares issued and outstanding at
       March 31, 1999 and December 31, 1998                                     171                171
     Common stock, $.03 par value, 20,000,000 shares authorized
       15,299,393 issued and outstanding at
       March 31, 1999 and December 31, 1998                                 458,982            458,982
Additional paid-in capital                                               20,888,218         20,888,218
Accumulated deficit                                                     (20,487,331)       (20,506,100)
                                                                       ------------       ------------
          Total stockholders' equity                                        860,040            841,271
                                                                       ------------       ------------
          Total liabilities and stockholders' equity                   $  3,666,616       $  3,394,297
                                                                       ------------       ------------

         The accompanying notes are an integral part of these statements

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDED MARCH 31
                                                   1999            1998
                                               -----------      -----------
Revenues                                       $   899,129      $ 1,215,329

Operating Expenses
   Cost of Revenues                                236,940          722,764
   Development                                          --           25,894
   Selling, general and administrative             644,324          781,835
                                               -----------      -----------

Operating Income (Loss)                             17,865         (315,164)

Other income (expense)                                 904            3,059
                                               -----------      -----------

Net Income (Loss)                                   18,769         (312,105)
                                               -----------      -----------

Net Gain (Loss)  per common share              $      .001      $      (0.4)
                                               -----------      -----------

Weighted Average Common Stock Outstanding       15,299,393        7,462,061
                                               -----------      -----------

         The accompanying notes are an integral part of these statements

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                MARCH 31, 1999       MARCH 31, 1998
                                                                --------------       --------------
Cash flows from operating activities:
Net income (loss)                                                  $  18,769           $(312,105)
    Adjustments to reconcile net loss to
          cash used in operating activities:
    Depreciation, write-down and amortization                         42,084              42,100
    Increase (decrease) in provision in doubtful accounts              7,500              15,000
 Amortization of intangibles                                          58,747              58,747
 Decrease (increase) in:
       Accounts receivable, trade                                   (175,514)            184,233
       Inventories                                                     7,656              72,946
       Prepaid expense                                                24,609               9,678
       Other current assets                                               (1)              2,500
       Note receivable and accrued interest                           (2,734)
    Increase (decrease) in:
       Accounts payable and accrued expenses                        (190,855)           (154,270)
       Accrued product costs                                           7,085              (3,070)
       Deferred revenue                                              413,980             (46,393)
                                                                   ---------           ---------
Net cash used in operating activities                                211,326            (130,634)
                                                                   ---------           ---------

Cash flows from investing activities:
    (Additions) to, disposal of, property and equipment                   --              (1,597)
   Capitalized software development costs                            (41,591)            (94,325)
                                                                   ---------           ---------
Net cash provided (used) in investing activities                     (41,591)            (95,922)
                                                                   ---------           ---------

Cash flows from financing activities:
    Proceeds from loans                                               23,340                  --
    Repayment of loans, other                                             --              (1,353)
                                                                   ---------           ---------
Net cash provided by financing activities                             23,340              (1,353)
                                                                   ---------           ---------

Net increase (decrease) in cash and cash equivalents                 193,075            (227,909)

Cash and cash equivalents, beginning of period                        71,952             390,760
                                                                   ---------           ---------

Cash and cash equivalents, end of period                           $ 265,027           $ 162,851
                                                                   ---------           ---------

         The accompanying notes are an integral part of these statements

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 1 - FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the Company) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB, for the year ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes) contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

OPERATIONAL AND FUNDING MATTERS AND REPORTING BASIS

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the three months ended March 31, 1999, the Company made a profit of $18,769 and used cash in operating activities of $211,326. From its inception in March, 1985 through March 31, 1999, the Company has an accumulated deficit of $20,487,331. In recent years the Company has relied upon proceeds from private and public placements of equity securities (some of which were converted to stock) and loans in order to fund its operation.

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

NOTE 2 - SYSTEMS AND SOFTWARE COSTS

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

NOTE 3 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $480,860 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods and to provide for Year 2000 compliance of legacy products. Management has reviewed warranty costs incurred within the past year, and believes this provision is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

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

NOTE 5 - NOTES PAYABLE

On July 31, 1998 the Company borrowed $300,000 from RBB Bank, AG. The loan is payable in one (1) year at an interest rate of 10% per annum. The loan also included issuance of 300,000 stock warrants, which have an exercise price of $.09375 per share, and is secured by Admits source code. The loan is currently in default.

ITEM 2-MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Due to the Company's net loss for 1998 of $799,713, its excess of current liabilities over current assets of $2,239,682 and its history of operating losses that have accumulated to $20,506,100 at December 31, 1998, our independent certified public accountants have qualified their accountants' report dated August 31, 1999, on the Company's 1998 financial statements as to a going concern uncertainty. The following commentary within Management's Discussion and Analysis addresses the Company's plans with regard to these matters and subsequent events that have a direct bearing on these matters.

The Company's operations for 1998 have been adversely affected by tight cash flows. This has resulted in 1998 staff reductions that, in turn, have resulted in the Company not being able to effectively develop new software product releases or achieve the software revenues that its 1998 strategic plan envisioned. This has resulted in the Company not being able to sustain 1998 revenues to the level achieved in 1997 as potential customers could not be provided assurance that development and/or support of new and current products would continue. To help fund its operations during 1998, it was necessary for the Company to borrow $300,000 from RBB Bank, an entity acting as an agent representative for various common shareholders owning approximately 51% of the outstanding common stock and owning all of the outstanding Series "G" preferred shares. This debt obligation is in default as of August 31, 1999. The Company has also delayed payments on its vendor obligations, further compounding its ability to produce revenues.

During the 1998 Fourth quarter and through May 1999, the Company's primary focus has been that of pursuing financing alternatives to remain in existence. In January 1999, company management contemplated a bankruptcy filing, as its reduced operations, without additional funding, could not continue to adequately support its obligations. Discussion with several potential suitors since January 1999 resulted in the Company signing a proposed Agreement and Plan of Merger in June 1999 with Tickets.com, Inc., and Advantix Acquisition Corporation. Subsequent to the signing of this Agreement, Tickets.com has advanced the Company $1,433,000, which the Company has used to support its operations and had a remaining cash balance of approximately $70,000 at August 31, 1999. On September 16, 1999 the Company received an additional advance of $350,000 from Tickets.com to sustain operations through October, 1999, at which time it believes that Company's Admit 9.2 product will be completed and ready for market. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any further funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located which can not be assured.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH  31, 1999  VERSUS THREE MONTHS ENDED  MARCH  31, 1998

REVENUES:

Revenues were $899,129 and $1,215,329 in the first quarter of 1999 and the first quarter of 1998 respectively, representing a decrease of $316,200 or 26%. Product sales represented $768,326 and $1,061,1400 in the first quarter of 1999 and 1998 respectively and revenue from maintenance and support of existing customers represented $130,803 and $154,189 in the first quarter of 1999 and 1998 respectively.

COST OF REVENUES:

Cost of revenues were $236,940 and $722,764 in the first quarter of 1999 and the first quarter of 1998 respectively, representing a $485,824, or 68% decrease. As a percentage of revenues, cost of revenues in the first quarter of 1999 was 27% of revenues compared to 60% of revenues in the first quarter of 1998. This was primarily due to the increase in software sales relative to hardware sales. The ratio of cost-of-revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins, as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $0 and $25,894 in the first quarter of 1999 and the first quarter 1998 respectively, representing a decrease of $25,894, or 100%. The Company expects to continue to develop enhancements to its products for the remainder of 1999 and will capitalize this cost in the second fiscal quarter. Future development efforts will be focused on a reserved seating module as soon as resources become available and customer demands justify.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $644,324 and $781,835 for the first quarter of 1999 and 1998 respectively, representing a $137,511 or 18% decrease. This decrease is attributable to Management's actions to operate in a conservative manner and reduce operating expenses, including salary expense, travel expense, rent expense, and employee recruitment expenses.

Net income was $18,769, or $.001 per common share, for the first quarter of 1999 compared to a net loss of $312,105, or $.04 per common share, for the first quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

IMPACT OF THE YEAR 2000 ISSUE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code filed. Beginning around January 1999, these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new WINDOWS(R) products and the current version of its reserved seat product, Select-a-Seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. These legacy products are few in number and each customer has been notified that these products are not Y2K compliant and that the Company will no longer support these products in the future. All licenses for these non-compliant products have expired or will expire prior to December 31, 1999. As of August 1999 Management believes all Year 2000 issues have been addressed for the currently supported products and in addition has taken all reasonable steps to ensure the software products used internally and for development purposes are Year 2000 compliant.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits: 27.1 Financial Data Schedule

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Lasergate Systems, Inc.
                                             Registrant

Date:   October 6, 1999                      /s/ STEVE H. NOBLE, III
                                             -----------------------------------
                                             Steve H. Noble, III
                                             Vice President
                                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

  27.1                        Financial Data Schedule