Form 10QSB
period 1999-06-30
LASERGATE SYSTEMS INC
filed 1999-10-21
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _____________

COMMISSION FILE NUMBER 0-15873

                             LASERGATE SYSTEMS, INC.
              ----------------------------------------------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            FLORIDA                                                59-2543206
-------------------------------                              -------------------
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
YES [ ] NO  [X]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE.

CLASS                                            OUTSTANDING AT OCTOBER 3, 1999
-----                                            ------------------------------
COMMON STOCK $0.03 PAR VALUE                     15,299,393

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

YES [ ]  NO [X]

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX
                                      -----


Part I. FINANCIAL INFORMATION                                              PAGE
        ---------------------                                              ----

        Item 1.   Consolidated Financial Statements                          3

                  Consolidated Balance Sheets as of June 30, 1999
                  (unaudited) and December 31, 1998                          3

                  Consolidated Statements of Operations
                  (unaudited) for the three months and six months ended
                  June 30, 1999 and 1998                                     4

                  Consolidated Statements of Cash Flows
                  (unaudited) for the six months ended
                  June 30, 1999 and 1998                                     5

                  Notes to Financial Statements (unaudited)                  6

         Item 2.   Management's Discussion and Analysis or Plan
                  of Operation                                               8


Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         10

         Item 2.  Agreement and Plan of Merger                              10

         Item 6.  Exhibits and Reports on Form 8-K                          11

                  Signature                                                 12

                    LASERGATE SYSTEMS, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             June 30       December 31,
                                                             1999              1998
                                                          (Unaudited)

Current assets:
Cash and cash equivalents                                $     24,565    $     71,952
Accounts receivable, net of allowances                        293,273         109,537
     of $3,900 and $35,000
Note receivable, current portion                               70,677          65,210
Inventories                                                    61,890          21,697
Prepaid expenses                                               38,931          44,948
                                                         ------------    ------------
     Total current assets                                $    489,336    $    313,344

Property and equipment, net                                   148,559         232,718
Systems and software costs, net of amortization
  of $1,764,753 and $1,713,754                                737,887         714,871
Goodwill, net of amortization of $598,041 and $531,546      2,050,234       2,116,727
Other assets, net                                              16,637          16,637
                                                         ------------    ------------
      Total  Assets                                         3,442,653       3,394,297
                                                         ------------    ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Notes payable                                          1,139,782         317,956
     Accounts payable, trade                                  845,653         920,157
     Deferred revenues                                        959,990         421,197
     Accrued warranty costs                                   469,044         473,775
     Accrued expenses                                         400,415         419,941
                                                         ------------    ------------
Total current liabilities                                   3,814,884       2,553,026
                                                         ------------    ------------
     Total liabilities                                      3,814,884       2,553,026

Stockholders' equity:
    Preferred stock, $.03 par value,
      2,000,000 shares authorized,
      5,700 shares issued and
      outstanding at June 30, 1999
      and December 31, 1998, respectively                         171             171
    Common stock, $.03 par value,
      20,000,000 shares authorized,
      15,299,393 issued and outstanding
      at June 30, 1999 and
      December 31, 1998                                       458,982         458,982
Additional paid-in capital                                 20,888,218      20,888,218
Accumulated deficit                                       (21,719,602)    (20,506,100)
                                                         ------------    ------------
     Total stockholder's equity                              (372,231)        841,271

Total liabilities and Stockholder's Equity               $  3,442,653    $  3,394,297
                                                         ============    ============

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30,
                                                 1999            1998            1999            1998
                                                 ----            ----            ----            ----

REVENUES                                    $    298,313    $    762,669    $  1,197,442    $  1,977,998

Operating Expenses:
     Cost of revenues                            403,094         415,442         640,034       1,138,206
     Development                                      --          18,934              --          44,828
     Selling, general and administrative       1,129,713         662,365       1,774,037       1,444,200
                                            ------------    ------------    ------------    ------------
         Operating Loss                       (1,234,494)       (334,072)     (1,216,629)       (649,236)

Other income (expense)                             1,826           5,857           3,127           8,916
                                            ------------    ------------    ------------    ------------

     Net Loss                               $ (1,232,668)   $   (328,215)   $ (1,213,502)   $   (640,320)
                                            ------------    ------------    ------------    ------------

Net loss per common share                          (.081)          (0.02)          (.079)          (0.06)

Weighted Average Common Stock Outstanding     15,299,393      14,438,148      15,299,393      10,969,375



        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        SIX MONTHS ENDED,
                                                                                  ----------------------------
                                                                                  JUNE 30, 1999  JUNE 30, 1998
                                                                                  -------------  -------------
Cash flow from operating activities:
         Net Loss                                                                  $(1,213,502)   $  (640,320)
         Adjustments to reconcile net loss
          to cash used in operating activities:
         Depreciation of property and equipment                                         84,168         84,462
         Amortization of intangibles                                                   117,494        117,494
         Increase (decrease) in provision for doubtful accounts                        (31,100)       (10,396)
         Decrease (increase) in:
              Accounts receivables, trade                                             (152,635)       337,639
              Inventories                                                              (40,193)       122,348
              Prepaid Expenses                                                           6,017         (4,117)
              Notes receivable plus accrued expenses                                    (5,467)        (5,187)
         Increase (decrease) in:
              Accounts payable and accrued expenses                                    (94,030)       (68,425)
              Accrued product cost                                                      (4,731)        (4,737)
              Deferred revenue                                                         538,793          6,269
                                                                                   -----------    -----------

Net cash used in operating activities                                                 (795,186)       (64,970)
                                                                                   -----------    -----------

Cash flow from investing activities:
         (Additions) to, disposal of, property and equipment                                (9)        (7,696)
         Capitalized software development cost                                         (74,016)      (204,183)
                                                                                   -----------    -----------
Net cash used in investing activities                                                   74,025       (211,879)
                                                                                   -----------    -----------

Cash flows from financing activities:                                                  825,000             --
         Repayment of loans, other  loan proceeds                                       (3,176)        (1,353)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                   (47,387)      (278,202)

Cash and cash equivalents, beginning of period                                          71,952        390,762
                                                                                   -----------    -----------

Cash and cash equivalents, end of period                                           $    24,565    $   112,560
                                                                                   ===========    ===========



        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

NOTE 1 - FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB, for the year ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements (with all explanations contained in these Notes) contain all adjustments necessary for a fair presentation for the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

OPERATIONAL AND FUNDING MATTERS AND REPORTING BASIS

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1998, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the six months ended June 30, 1999, the Company had a loss of $1,213,502 and used cash in operating activities of $795,186. From its inception in March, 1985 through June 30, 1999, the Company has an accumulated deficit of $21,719,602. In recent years the Company has relied upon proceeds from private and public placements of equity securities (some of which were converted to stock) and loans in order to fund its operations.

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

NOTE 2 - SYSTEMS AND SOFTWARE COSTS

Systems and software costs represent the capitalized software costs (at full cost) of software development for the Company's new Admits for Windows(R) product plus $200,000 of remaining acquisition costs for old products (Admits, Delta, and Select-a-Seat) which was estimated to be the value of a detailed product plan for the new products (the Company did not incur any costs for a detailed product plan - it was able to use the old products to serve that purpose). Such costs are amortized on a product-by -product basis.

All development costs are capitalized once technological feasibility has been achieved on a product until the product is released for general sale, at which time only the costs of development of significant additions to a product's features and functions are capitalized. Technological feasibility is determined on a project-by-project basis.

NOTE 3 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $469,044 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods and to provide for Year 2000 compliance of legacy products. Management has reviewed warranty costs incurred within the past year, and believes this provision is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

NOTE 4 - LEGAL PROCEEDINGS

On or about June 27, 1997, a class action was commenced in the United States District Court for the Eastern District of New York (CV97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against INTER ALIA, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price and then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the Company violated Sections 11 and 12(2) of the securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business law, as well as making negligent misrepresentations. Since the Complaint was filed, it has been amended twice, but the allegations against the Company have remained the same. On August 5, 1999 the Company moved to dismiss The Second Amended and Consolidated Class Action Complaint in its entirety. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action.

NOTE 5 - NOTES PAYABLE

On July 31, 1998 the Company borrowed $300,000 from RBB Bank, AG. The loan is payable in one (1) year at an interest rate of 10% per annum. The loan also included issuance of 300,000 stock warrants, which have an exercise price of $.09375 per share, and is secured by Admits source code. The loan is currently in default.

 On June 23, 1999, the Company borrowed $800,000 from Tickets.com. The loan is payable on demand, but not prior to August 31, 1999. It bears interest at the rate of 10% per annum.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company's operations for 1998 were adversely affected by tight cash flows. This resulted in 1998 staff reductions that, in turn, have resulted in the Company not being able to effectively develop new software product releases or achieve the software revenues that its 1998 strategic plan envisioned. This has resulted in the Company not being able to sustain 1998 revenues to the level achieved in 1997 as potential customers could not be provided assurance that development and/or support of new and current products would continue. To help fund its operations during 1998, it was necessary for the Company to borrow $300,000 from RBB Bank, an entity acting as an agent representative for various common shareholders owning approximately 51% of the outstanding common stock and owning all of the outstanding Series "G" preferred shares. This debt obligation is in default as of August 31, 1999. The Company has also delayed payments on its vendor obligations, further compounding its ability to produce revenues.

During the 1998 fourth quarter and through May 1999, the Company's primary focus had been that of pursuing financing alternatives to remain in existence. In January 1999, Company management contemplated a bankruptcy filing, as its reduced operations, without additional funding, could not continue to adequately support its obligations. Discussion with several potential suitors since January 1999 resulted in the Company signing a proposed Agreement and Plan of Merger in June 1999 with Tickets.com., and Advantix Acquisition Corporation. Subsequent to the signing of this Agreement, Tickets.com has advanced the company $1,433,000, which the Company used to support its operations and had a remaining cash balance of approximately $70,000 at August 31, 1999. On September 16, 1999 the Company received an additional advance of $350,000 from Tickets.com to sustain operations through October, 1999, at which time it believes that Company's Admit
9.2 product will be completed and ready for market. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any further funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located which can not be assured.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30,1998

REVENUES:

Revenues were $298,313 and $762,669 in the second quarter of 1999 and the second quarter of 1998, respectively, representing a decrease of $464,356 or 61%. Product sales represented $107,565 and $625,747 in the second quarter of 1999 and 1998, respectively, and revenue from maintenance and support of existing customers represented $190,748 and $136,922 in the second quarter of 1999 and 1998, respectively.

COST OF REVENUES:

Cost of revenues were $403,094 and $415,442 in the second quarter of 1999 and the second quarter of 1998, respectively, representing a $12,348, or 3%, decrease. As a percentage of revenues, cost of revenues in the second quarter of 1999 was 135% of revenues compared to 54% of revenues in the second quarter of 1998. This was primarily due to the timing of purchasing computer equipment for customers whose revenue had already been recognized in the first quarter.

DEVELOPMENT COSTS:

Development costs were $0 and $18,934 in the second quarter of 1999 and the second quarter of 1998, respectively, representing a decrease of $18,934, or 100%. Development costs for the second quarter of 1998 do not include $109,858 of capitalized costs related to the new Admits for Windows(R) product, $9,800 of costs charged to the warranty allowance, or $22,484 charged to cost of revenues. Development activity was ceased in the second quarter of 1999 due to lack of funding.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $1,129,713 and $662,365 for the second quarter of 1999 and 1998, respectively, representing a $467,348 or 71% decrease. The increase in SG&A expense is primarily attributable to additional expenses related to the proposed merger agreement, including severance and other costs.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

REVENUES:

Revenues were $1,197,442 and $1,977,998 for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of $780,556 or 39%. Product sales represented $135,222 and $1,644,516 for the six months ended June 30, 1999 and 1998, respectively, and revenue from maintenance and support of customers represented $260,872 and $333,482 for the six months ended June 30, 1999 and 1998, respectively.

COST OF REVENUES:

Cost of revenues were $640,034 and $1,138,206 in the six months ended June 30, 1999 and 1998, respectively, representing a $498,172, or 44%, decrease. The ratio of cost-of-revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $0 and $44,828 for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of $44,828, or 100%. This decrease is due to the fact that the Company did not have available funds to continue development efforts. As of October 10, 1999, development efforts are underway to finalize the Admits 9.2 product before the end of the year.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $1,774,037 and $1,444,200 for the six months of 1999 and 1998, respectively, representing a $329,837 or 23% increase. The increase in SG&A expense is primarily attributable to additional expense related to the proposed merger agreement, including severance and other costs.

Net loss increased to $1,213,502 ($.079 a share) for the six months ended June 30, 1999 from $640,320 ($.06 a share) for the six months ended June 30, 1998.

LIQUIDATION AND CAPITAL RESOURCES

The Company's ability to continue operations is entirely dependent upon its ability to receive further funding. While no assurances can be made, the Company believes that the June 1999 Agreement and Plan of Merger will be consummated by the end of November 1999. On September 16, 1999 the Company received an additional advance of $350,000 from tickets.com to sustain operations through October, 1999, at which time it believes that the Admit 9.2 product will be completed and ready for market. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any futher funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located, which can not be assured.

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

PART II.  OTHER INFORMATION

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

ITEM 2 - AGREEMENT AND PLAN OF MERGER

On June 21, 1999, the Company entered into a proposed Agreement and Plan of Merger (the "Agreement") with Tickets.com, Inc., and Advantix Acquisition Corporation (Advantix). It is the intention of the Agreement that LSi and Advantix will merge together and become a wholly-owned subsidiary of Tickets.com. The proposed merger is subject to LSi shareholder approval and the shareholders have not yet voted on this matter. In connection with this Agreement, Tickets.com agrees to cause all of its shares of LSi common stock to be voted in favor of the approval of the proposed merger. Tickets.com and RBB signed a contract whereby RBB has agreed to vote all of its shares of LSi common stock in favor of the proposed merger. RBB is the representative agent for approximately 52% of the outstanding voting shares.

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

In connection with the signing of the Agreement, former executives (including the President/CEO and Chairman of the Board) and the former board of directors resigned and two new individuals became President, CEO and CFO and were appointed to the Board of Directors (which consists of these two members as of August 31, 1999). In addition, two of the former board members signed 1 year consulting agreements and non-compete agreements extending three months after the end of the consulting agreements calling for the Company to make payments totaling $50,000 each.

Six employees signed severance agreements that call for the severance amounts in case of involuntary termination or voluntary termination on or before August 16, 1999 totaling $250,000. As of August 16, 1999, a total of $140,000 has been paid under these severance agreements. In addition, a former executive received $70,000 upon the signing of an inducement letter in connection with his resignation.

Also in connection with the Merger documents, RBB will pay the former President and CEO $200,000 and give her 10,000 shares of Tickets.com common stock. In addition, the former President and CEO is granted the opportunity to purchase 20% (up to 20,000 shares) of Tickets.com common stock that Tickets.com allocates to RBB in its initial public offering (IPO) at the IPO price, of which the first 10,000 shares will be purchased by RBB at its sole cost. This consideration is in lieu of the amount that would be due this individual in accordance with "Chance in Control of Company" provisions included in her employment agreement.

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


                                          Lasergate Systems, Inc.
                                          Registrant


                                          /s/ STEVE H. NOBLE, III
                                          -----------------------
Date:   October 6, 1999                   STEVE H. NOBLE, III
                                          Vice President
                                          Chief Financial Officer