Form 10QSB/A
period 1999-06-30
LASERGATE SYSTEMS INC
filed 1999-11-10
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _____________

COMMISSION FILE NUMBER 0-15873


                             LASERGATE SYSTEMS, INC.
              ---------------------------------------------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


              FLORIDA                                    59-2543206
   ------------------------------            ---------------------------------
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


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

                    LASERGATE SYSTEMS, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            June 30        December 31,
                                                                             1999               1998
                                                                         (Unaudited)
Current assets:
Cash and cash equivalents                                               $     24,565       $     71,952
Accounts receivable, net of allowances                                       108,273            109,537
     of $38,900 and $35,000
Note receivable, current portion                                              70,677             65,210
Inventories                                                                   21,890             21,697
Prepaid expenses                                                              38,931             44,948
                                                                        ------------       ------------
     Total current assets                                               $    264,336       $    313,344

Property and equipment, net                                                  168,559            232,718
Systems and software costs, net of amortization of $1,764,753
     and $1,713,754                                                          737,887            714,871
Goodwill, net of amortization of $613,041 and $531,546                     2,035,234          2,116,727
Other assets, net                                                             16,637             16,637
                                                                        ------------       ------------

      Total  Assets                                                        3,222,653          3,394,297
                                                                        ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable                                                         1,139,782            317,956
     Accounts payable, trade                                                 848,653            920,157
     Deferred revenues                                                       809,990            421,197
     Accrued warranty costs                                                  454,044            473,775
     Accrued expenses                                                        114,415            419,941
                                                                        ------------       ------------
Total current liabilities                                                  3,366,884          2,553,026
                                                                        ------------       ------------
     Total liabilities                                                     3,366,884          2,553,026

Stockholders' equity (deficit):
     Preferred stock, $.03 par value, 2,000,000 shares authorized,
          5,700 shares issued and outstanding at June 30, 1999 and
          December 31, 1998, respectively                                        171                171
     Common stock, $.03 par value, 20,000,000 shares authorized,
          15,299,393 issued and outstanding at
          June 30, 1999 and December 31, 1998                                458,982            458,982
Additional paid-in capital                                                20,888,218         20,888,218
Accumulated deficit                                                      (21,491,602)       (20,506,100)
                                                                        ------------       ------------
     Total stockholders' equity (deficit)                                   (144,231)           841,271

Total liabilities and Stockholders' Equity (deficit)                    $  3,222,653       $  3,394,297
                                                                        ============       ============

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30,
                                                 1999             1998                1999             1998
                                             ------------     ------------        ------------     ------------
REVENUES                                     $    298,313     $    762,669        $  1,197,442     $  1,977,998

Operating Expenses:
     Cost of revenues                             232,094          415,442             469,034        1,138,206
     Development                                     --             18,934                               44,828
     Selling, general and administrative        1,076,713          662,365           1,717,037        1,444,200
                                             ------------     ------------        ------------     ------------

         Operating Loss                        (1,010,494)        (334,072)           (988,629)        (649,236)

Other income (expense)                              1,826            5,857               3,127            8,916
                                             ------------     ------------        ------------     ------------

     Net Loss                                $ (1,008,668)    $   (328,215)       $   (985,502)    $   (640,320)
                                             ------------     ------------        ------------     ------------

Net loss per common share                           (.066)           (0.02)              (.064)           (0.06)

Weighted Average Common Stock Outstanding      15,299,393       14,438,148          15,299,393       10,969,375

        The accompanying notes are an integral part of these statements.

                    LASERGATE SYSTEMS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED,
                                                                -----------------------------
                                                                JUNE 30, 1999   JUNE 30, 1998
                                                                -------------   -------------
Cash flow from operating activities:
         Net Loss                                                 $(985,502)      $(640,320)
         Adjustments to reconcile net loss
           to cash used in operating activities:
         Depreciation of property and equipment                      64,168          84,462
         Amortization of intangibles                                132,494         117,494
         Increase (decrease) in provision for doubtful accounts       3,900         (10,396)
         Decrease (increase) in:
              Accounts receivables, trade                            (2,636)        337,639
              Inventories                                              (193)        122,348
              Prepaid Expenses                                        6,017          (4,117)
              Notes receivable                                       (5,467)         (5,187)
         Increase (decrease) in:
              Accounts payable and accrued expenses                (377,030)        (68,425)
              Accrued product cost                                  (19,731)         (4,737)
              Deferred revenue                                      388,793           6,269
                                                                  ---------       ---------

Net cash used in operating activities                              (795,187)        (64,970)
                                                                  ---------       ---------
Cash flow from investing activities:
         (Additions) to, disposal of, property and equipment             (9)         (7,696)
         Capitalized software development cost                      (74,016)       (204,183)
                                                                  ---------       ---------
Net cash used in investing activities                               (74,025)       (211,879)
                                                                  ---------       ---------

Cash flows from financing activities:
         Proceeds from loans                                        825,000            --
         Repayment of loans, other  loan proceeds                    (3,175)         (1,353)
                                                                  ---------       ---------
Net cash provided by financing activities                           821,825          (1,353)

Net increase (decrease) in cash and cash equivalents                (47,387)       (278,202)

Cash and cash equivalents, beginning of period                       71,952         390,762
                                                                  ---------       ---------

Cash and cash equivalents, end of period                          $  24,565       $ 112,560
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

For the six months ended June 30, 1999, the Company had a loss of $985,502 and used cash in operating activities of $795,187. From its inception in March, 1985 through June 30, 1999, the Company has an accumulated deficit of $21,491,602. In recent years the Company has relied upon proceeds from private and public placements of equity securities (some of which were converted to stock) and loans in order to fund its operations.

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

SEE NOTE 5 FOR 1999 FUNDING INFORMATION

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

NOTE 3 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $454,044 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods and to provide for Year 2000 compliance of legacy products. Management has reviewed warranty costs incurred within the past year, and believes this provision is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

NOTE 4 - LEGAL PROCEEDINGS

On or about June 27, 1997, a class action was commenced in the United States District Court for the Eastern District of New York (CV97-3775) by Andrew Petit and Michael A. Lepera, on behalf of themselves individually, and on behalf of all others similarly situated against INTER ALIA, the Company, Sterling Foster, & Co., Inc. ("Sterling Foster"), the Company's former underwriter, counsel for Sterling Foster and certain issuer defendants for whom Sterling Foster acted as underwriter. The Complaint alleges that in connection with an offering of the Company's securities which became effective on October 17, 1994, Sterling Foster engaged in a campaign to inflate the price of the Company's stock, to create a short position at the inflated price ant then cover the short position with shares from shareholders who had been secretly released from "lock-up" agreements. With respect to the Company, the Complaint alleges that it failed to disclose in its Registration Statement that prior to the date the offering became effective, Sterling Foster had secretly agreed to release certain shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The Plaintiffs' claims allege that the Company violated Sections 11 and 12(2) of the securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business law, as well as making negligent misrepresentations. Since the Complaint was filed, it has been amended twice, but the allegations against the Company have remained the same. On August 5, 1999 the Company moved to dismiss The Second Amended and Consolidated Class Action Complaint in its entirety. The Company believes that it has defenses to these claims and intends to vigorously defend itself in this action.

NOTE 5 - NOTES PAYABLE

On July 31, 1998 the Company borrowed $300,000 from RBB Bank, AG. The loan is payable in one (1) year at an interest rate of 10% per annum. The loan also included issuance of 300,000 stock warrants, which have an exercise price of $.09375 per share, and is secured by Admits source code. The loan is currently in default.

On June 23, 1999, the Company borrowed $800,000 from Tickets.com. The loan is payable on demand, but not prior to August 31, 1999. It bears interest at the rate of 10% per annum. Since June 30, 1999, Tickets.com has advanced the Company an additional $983,000.

As of October 29, 1999, Tickets.com has further committed to fund the Company $500,000.

ITEM 2 - MANAGEMENT' S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

During the 1998 Fourth quarter and through May 1999, the Company's primary focus had been that of pursuing financing alternatives to remain in existence. In January 1999, Company management contemplated a bankruptcy filing, as its reduced operations, without additional funding, could not continue to adequately support its obligations. Discussion with several potential suitors since January 1999 resulted in the Company signing a proposed Agreement and Plan of Merger in June 1999 with Tickets.com., and Advantix Acquisition Corporation, which agreement was amended in October 1999. Subsequent to the signing of this Agreement, Tickets.com advanced the company $1,783,000, (including $350,000 advanced in September 1999), which the Company used to support its operations and had a remaining cash balance of approximately $49,900 at October 31, 1999. The Company believed that its new Admits 9.2 product would be completed and ready for market by the end of October 1999. However, due to unexpected delays in the completion of Admits 9.2, it is now anticipated that the product will be substantially complete by December 15, 1999. The unexpected delays, in the completion of the development of Admits 9.2, are attributable to significant programming bugs detected in the product. It is anticipated that Tickets.com will fund an additional $500,000 for the Company's operations through December 1999. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any further funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located which can not be assured.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30,1998

REVENUES:

Revenues were $298,313 and $762,669 in the second quarter of 1999 and the second quarter of 1998, respectively, representing a decrease of $464,356 or 61%. Product sales represented $107,565 and $625,747 in the second quarter of 1999 and 1998, respectively, and revenue from maintenance and support of existing customers represented $190,748 and $136,922 in the second quarter of 1999 and 1998, respectively. This decrease is attributable to the fact that the Admits
9.2 product was not completed on time and could not be marketed as expected. In addition, tight cash flows restricted the sales force from traveling, and consequently they could not make effective sales presentations to prospective clients.

COST OF REVENUES:

Cost of revenues were $232,094 and $415,442 in the second quarter of 1999 and the second quarter of 1998, respectively, representing a $183,348, or 44%, decrease. As a percentage of revenues, cost of revenues in the second quarter of 1999 was 78% of revenues compared to 54% of revenues in the second quarter of 1998. This was primarily due to the fixed portion of cost of revenues being spread over less revenues during the second quarter of 1999 versus 1998.

DEVELOPMENT COSTS:

Development costs were $0 and $18,934 in the second quarter of 1999 and the second quarter of 1998, respectively, representing a decrease of $18,934, or 100%. The decrease is due to the fact that for the second quarter of 1999 the development efforts related to the development of Admits 9.2, all of which were capitalized.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $1,076,713 and $662,365 for the second quarter of 1999 and 1998, respectively, representing a $414,348 or 63% increase. The increase in SG&A expense is primarily attributable to additional expenses related to the proposed merger agreement, including severance and other costs.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

REVENUES:

Revenues were $1,197,442 and $1,977,998 for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of $780,556 or 39%. This decrease is attributable to the fact that the Admits 9.2 product was not completed on time and could not be marketed as expected. In addition, tight cash flows restricted the sales force from traveling, and consequently they could not make effective sales presentations to prospective clients.

COST OF REVENUES:

Cost of revenues were $469,034 and $1,138,206 in the six months ended June 30, 1999 and 1998, respectively, representing a $669,172, or 59%, decrease. The ratio of cost-of-revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by the Company, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $0 and $44,828 for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of $44,828, or 100%. The decrease is due to the fact that for the six months ended June 30, 1999 development efforts related to the development of Admits 9.2 all of which were capitalized.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $1,717,037 and $1,444,200 for the six months of 1999 and 1998, respectively, representing a $272,837 or 19% increase. The increase in SG&A expense is primarily attributable to additional expense related to the proposed merger agreeement, including severance and other costs.

Net loss increased to $985,502 ($.064 a share) for the six months ended June 30, 1999 from $640,320 ($.06 a share) for the six months ended June 30, 1998.

LIQUIDATION AND CAPITAL RESOURCES

Lasergate used cash for operating activities of $795,187 in the six months ended June 30, 1999 and $64,970 in the six months ended June 30, 1998.

Lasergate used cash in investing activities in the amount of $74,025 in the six months ended June 30, 1999 and $211,879 in the six months ended June 30, 1998, which was used for capitalized software development costs.

Lasergate was provided cash by financing activities of $825,000 in the six months ended June 30, 1999 and $0 in the six months ended June 30, 1998. In the six months ended June 30, 1999, cash from financing activities was provided by loans from Tickets.com.

The Company's ability to continue operations is entirely dependent upon its ability to receive further funding. While no assurances can be made, the Company believes that the June 1999 Agreement and Plan of Merger will be consummated by the end of December 1999. Since January 1999, Lasergate has received from Tickets.com a total of $1,783,000 to fund operations, including $350,000 advanced in September 1999. It is anticipated that Tickets.com will fund an additional $500,000 for Lasergate's operations through December 1999. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any futher funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located, which can not be assured.

IMPACT OF THE YEAR 2000 ISSUE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning around January 1999, these date code fields will need to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's current products (its new WINDOWS(R) products and the current version of its reserved seat product, Select-a-seat) are designed to be Year 2000 compliant, some legacy products are not Year 2000 compliant. These legacy products are few in number and each customer has been notified that these products are not Y2K compliant and that the Company will no longer support these products in the future. All licenses for these non-compliant products have expired or will expire prior to December 31, 1999. As of October 31, 1999 Management believes all Year 2000 issues have been addressed for the currently supported products and in addition has taken all reasonable steps to ensure the software products used internally and for development purposes are Year 2000 compliant.

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

ITEM 2 - AGREEMENT AND PLAN OF MERGER

On June 21, 1999, the Company entered into a proposed Agreement and Plan of Merger (the "Agreement") with Tickets.com, Inc., and Advantix Acquisition Corporation (Advantix). It is the intention of the Agreement that LSi and Advantix will merge together and become a wholly-owned subsidiary of Tickets.com. The proposed merger is subject to LSi shareholder approval and the shareholders have not yet voted on this matter. In connection with this Agreement, Tickets.com agrees to cause all of its shares of LSi common stock to be voted in favor of the approval of the proposed merger. Tickets.com and RBB signed a contract whereby RBB has agreed to vote all of its shares of LSi common stock in favor of the proposed merger. RBB is the representative agent for approximately 51% of the outstanding voting shares.

Under the Agreement, the holders of each share of LSi common stock will receive $.10 per share.

Also under the Agreement, LSi is to terminate its stock option plan immediately before the effective date and will issue no further stock options or any other securities convertible into common stock. In addition, LSi will cancel all outstanding options and all outstanding warrants at or before the Closing of the Merger. In exchange for cancellation of these equity instruments, each holder is to receive cash consideration equal to $.10 less the exercise price for each option or warrant held. The consideration to be paid on these equity instruments upon cancellation is not expected to exceed $2,000.

In connection with the signing of the Agreement, former executives (including the President/CEO and Chairman of the Board) and the former board of directors resigned and two new individuals became President CEO and CFO and were appointed to the Board of Directors (which consists of these two members as of August 31, 1999). In addition, two of the former board members signed 1 year consulting agreements and non-compete agreements extending three months after the end of the consulting agreements calling for the Company to make payments totaling $50,000 each.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  27.1 Financial Data Schedule
               10.1 Agreement and Plan of Merger dated June 21, 1999
               10.2 Amendment to Agreement and Plan of Merger dated
                    October 20, 1999

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Lasergate Systems, Inc.
                                            Registrant

                                            /s/ STEVE H. NOBLE, III
                                            -----------------------
Date:   November 6, 1999                    STEVE H. NOBLE, III
                                            Vice President
                                            Chief Financial Officer