Form 10QSB
period 1999-09-30
LASERGATE SYSTEMS INC
filed 1999-11-23
CIK 797324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
          1999.

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _____________

COMMISSION FILE NUMBER 0-15873

                             LASERGATE SYSTEMS, INC.
              ----------------------------------------------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            FLORIDA                                            59-2543206
 --------------------------------                          -------------------
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

CLASS                                           OUTSTANDING AT NOVEMBER 19, 1999
-----                                           --------------------------------
COMMON STOCK $0.03 PAR VALUE                    15,299,393


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
YES [ ]  NO [X]

                    LASERRGATE SYSTEMS, INC. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX
                                      -----

Part I.    FINANCIAL INFORMATION                                           PAGE
           ---------------------                                           ----
  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of September  30, 1999            3
           (unaudited) and December 31, 1998

           Consolidated Statements of Operations                            4
           (unaudited) for the three months and nine months ended
           September  30, 1999 and 1998

           Consolidated Statements of Cash Flows                            5
           (unaudited) for the nine  months ended
           September 30, 1999 and 1998

           Notes to Financial Statements (unaudited)                        6

  Item 2.  Management's Discussion and Analysis or Plan
           of Operations                                                    7

Part II.   OTHER INFORMATION
           -----------------

  Item 1:  Legal Proceedings                                               10

  Item 2:  Agreement and Plan of Merger                                    10

  Item 6.  Exhibits and Reports on Form 8-K                                11

  Signature                                                                12

                    Lasergate Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  September 30      December 31
                                                                      1999             1998
                                                                  (Unaudited)

Current Assets
   Cash and cash equivalents                                      $    174,930    $     71,952
   Accounts receivable, net of allowance for doubtful
     accounts of  $46,400 and $35,000                                  142,788         109,537
   Note receivable, current portion                                     65,210
   Inventories                                                          25,301          21,697
   Prepaid expenses                                                     20,496          44,948
                                                                  ------------    ------------
      Total Current Assets                                             363,515         313,344
                                                                  ------------    ------------

Property and equipment, net                                            136,475         232,718
Systems and software costs, net of write-down and
   amortization of  $1,717,754 and $1,713,754                          711,510         714,871
Goodwill, net of amortization of $646,288 and $531,546               2,001,985       2,116,727
Other assets, net                                                       16,637          16,637
                                                                  ------------    ------------
      Total Assets                                                   3,230,122       3,394,297
                                                                  ------------    ------------

    LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities

   Notes payable, bank                                               2,118,219         317,956
   Accounts payable, trade                                             843,483         920,157
   Deferred revenues                                                   667,009         421,197
   Accrued warranty costs                                              441,484         473,775
   Accrued expenses                                                     74,354         419,941
                                                                  ------------    ------------
      Total liabilities                                              4,144,549       2,553,026
                                                                  ------------    ------------

Stockholders equity (deficit)

   Preferred stock, $.03 par value, 2,000,000 shares authorized
    5,700 shares issued and outstanding at September 30, 1999
    and December 31, 1998                                                  171             171
   Common stock, $.03 par value, 20,000,000 shares authorized
    15,299,393 issued and outstanding at September 30, 1999
    and December 31, 1998                                              458,982         458,982
Additional paid-in capital                                          20,888,218      20,888,218
Accumulated deficit                                                (22,261,798)    (20,506,100)
                                                                  ------------    ------------
      Total stockholders' equity (deficit)                            (914,427)        841,271
                                                                  ------------    ------------
      Total liabilities and stockholders' equity (deficit)        $  3,230,122    $  3,394,297
                                                                  ------------    ------------


         The accompanying notes are an integral part of these statements

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                  1999              1998              1999              1998
                                                  ----              ----              ----               ----
Revenues                                      $    121,120      $    733,291      $  1,318,562      $  2,711,289

Operating Expenses
   Cost of Revenues                                 97,358           413,687           566,392         1,551,893
   Development                                          --             3,688                --            48,516
   Selling, general and administrative             789,652            57,002         2,506,689         1,501,202
                                              ------------      ------------      ------------      ------------
          Operating Loss                          (765,890)         (258,914)       (1,754,519)         (390,322)

Other income (expense)                              (4,306)            7,502            (1,179)           16,418
                                              ------------      ------------      ------------      ------------

          Net Loss                                (770,196)         (266,416)       (1,755,698)         (373,904)
                                              ------------      ------------      ------------      ------------

Net Loss  per common share                    $      (0.05)     $      (0.02)     $      (0.11)     $      (0.03)
                                              ------------      ------------      ------------      ------------

Weighted Average Common Stock Outstanding       15,299,393        15,299,393        15,299,393        12,399,867
                                              ------------      ------------      ------------      ------------


         The accompanying notes are an integral part of these statements

                    Lasergate Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                              ------------------      ------------------
Cash flows from operating activities:

Net loss                                                          $(1,755,698)          $  (373,904)
   Adjustments to reconcile net loss to
       cash used in operating activities:
   Depreciation and amortization                                      309,994               294,288
   Increase (decrease) in provision in doubtful accounts               11,400                44,265
   Decrease (increase) in:
    Accounts receivable, trade                                        (44,651)              334,490
    Inventories                                                        (3,604)              100,860
    Prepaid expense                                                    24,452                12,188
    Other current assets                                                   --                 2,500
    Note receivable and accrued interest                               65,210                (6,074)
Increase (decrease) in:
    Accounts payable and accrued expenses                            (422,261)             (586,107)
    Accrued product costs                                             (32,291)              (30,973)
    Deferred revenue                                                  245,812                23,112
                                                                  -----------           -----------
Net cash used in operating activities                              (1,601,637)             (273,885)
                                                                  -----------           -----------

Cash flows from investing activities:
   Additions to property and equipment                                    (10)              (27,783)
   Capitalized software development costs                             (95,640)             (319,447)
                                                                  -----------           -----------
Net cash used in investing activities                                 (95,650)             (347,230)
                                                                  -----------           -----------
Cash flows from financing activities:
    Proceeds from loans                                             1,805,000               299,700
    Repayment of loans, other                                          (4,735)               (4,168)
                                                                  -----------           -----------
Net cash provided by financing activities                           1,800,265               295,532
                                                                  -----------           -----------

Net increase (decrease) in cash and cash equivalents                  102,978              (325,583)

Cash and cash equivalents, beginning of period                         71,952               390,762
                                                                  -----------           -----------
Cash and cash equivalents, end of period                          $   174,930           $    65,179
                                                                  -----------           -----------


         The accompanying notes are an integral part of these statements

                    LASERGATE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - FINANCIAL STATEMENT PRESENTATION AND OTHER INTERNAL PRESENTATION

INTERIM PRESENTATION

The interim consolidated financial statements of Lasergate Systems, Inc. (the Company) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-KSB, as amended, for the year ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for this interim period. Interim results are not necessarily indicative of the results for a full fiscal year.

OPERATIONAL AND FUNDING MATTERS AND REPORTING BASIS

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the Company's Annual Report on Form 10-KSB as amended, for the fiscal year ended December 31, 1998, the Company's auditors qualified their opinion as to a going concern. The information contained in Note 3 to the Financial Statements included in the Company's Annual Report on Form 10-KSB as amended, for the fiscal year ended December 31, 1998 remains current related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

For the nine months ended September 30, 1999, the Company incurred a loss of $1,755,698 and used cash in operating activities of $1,601,637. From its inception in March, 1985 through September 30, 1999, the Company has an accumulated deficit of $22,261,798. In recent years the Company has relied upon proceeds from private and public placements of equity securities (some of which were converted to stock) and loans in order to fund its operation.

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

NOTE 3 - PRODUCT COST LIABILITY (WARRANTY ALLOWANCE)

An accrued warranty allowance of $441,484 has been provided to cover the cost of enhancements to be made (free of charge) to systems installed in prior periods and to provide for Year 2000 compliance of legacy products. Management has reviewed warranty costs incurred within the past year, and believes this provision is a conservative estimate of these costs but will continue to monitor them to ensure they are provided for on a current basis in order to match the cost with associated revenue.

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

On June 23, 1999, the Company borrowed $800,000 from Tickets.com. The loan is payable on demand. It bears interest at the rate of 10% per annum. Since June 30, 1999, Tickets.com has advanced the Company an additional $1,483,000. The most recent advance of $500,000 was received on November 12, 1999. Total borrowings from Tickets.com at September 30, 1999 and November 12, 1999 are $1,783,000 and $2,283,000.

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

During the 1998 Fourth quarter and through May 1999, the Company's primary focus had been that of pursuing financing alternatives to remain in existence. In January 1999, Company management contemplated a bankruptcy filing, as its reduced operations, without additional funding, could not continue to adequately support its obligations. Discussion with several potential suitors since January 1999 resulted in the Company signing a proposed Agreement and Plan of Merger in June 1999 with Tickets.com., and Advantix Acquisition Corporation, which agreement was amended in October 1999. Subsequent to the signing of this Agreement, Tickets.com advanced the company $2,283,000, (including $500,000 advanced in November 1999), which the Company used to support its operations and had a remaining cash balance of approximately $483,000 at November 15, 1999. The Company believed that its new Admits 9.2 product would be completed and ready for market by the end of October 1999. However, due to unexpected delays in the completion of Admits 9.2, it is now anticipated that the product will be substantially complete by December 15, 1999. The unexpected delays, in the completion of the development of Admits 9.2, are attributable to significant programming bugs detected in the product. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any further funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located which can not be assured

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

REVENUES:

Revenues were $121,120 and $733,291 in the third quarter of 1999 and the third quarter of 1998 respectively, representing a decrease of $612,171 or 83%. Product sales represented $28,090 and $533,425 in the third quarter of 1999 and 1998 respectively and revenue from maintenance and support of existing customers represented $93,030 and $199,866 in the third quarter of 1999 and 1998 respectively. This decrease is attributable to the fact that the Admits 9.2 product was not completed on time and could not be marketed as expected. In addition, tight cash flows restricted the sales force from traveling, and consequently they could not make effective sales presentations to prospective clients.

COST OF REVENUES:

Cost of revenues were $97,358 and $413,687 in the third quarter of 1999 and the third quarter of 1998 respectively, representing a $316,329, or 76% decrease. As a percentage of revenues, cost of revenues in the third quarter of 1999 was 80% of revenues compared to 56% of revenues in the third quarter of 1998. This was primarily due to the fixed portion of cost of revenues being spread over less revenues during the second quarter of 1999 versus 1998.

DEVELOPMENT COSTS:

Development costs were $0 and $3,688 in the third quarter of 1999 and the third quarter 1998 respectively, representing a decrease of $3,688, or 100%. The decrease is due to the fact that for the third quarter of 1999 the development efforts related to the development of Admits 9.2, all of which were capitalized.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $789,652 and $57,002 for the third quarter of 1999 and 1998 respectively, representing a $732,650 or 1285% increase. The increase in SG&A expense is attributable to additional expenses related to the proposed merger agreement, including severance and other costs. In addition, the 1998 quarter was affected by the elimination or reduction to previously established reserves and accrued expenses.

Net loss was $770,196, or $.05 per common share, for the third quarter of 1999 compared to a net loss of $266,416, or $.02 per common share, for the third quarter of 1998. The components of the increase in the Company's net loss are explained above.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES:

Revenues were $1,318,562 and $2,711,289 for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of $1,392,727 or 51%. This decrease is attributable to the fact that the Admits 9.2 product was not completed on time and could not be marketed as expected. In addition, tight cash flows restricted the sales force from traveling and consequently they could not make effective sales presentations to prospective clients.

COST OF REVENUES:

Cost of revenues were $566,392 and $1,551,893 for the nine months ended September 30, 1999 and 1998 respectively, representing a $985,501, or 64% decrease. The ratio of cost-of-revenues to revenues is a function of whether the sales or services are hardware or software intensive. Hardware sales result in lower gross margins as hardware is not developed by Lasergate, but acquired for customers, as is a small portion of software. Sales of the Company's software provide the Company with significantly higher gross margins.

DEVELOPMENT COSTS:

Development costs were $0 and $48,516 for the nine months ended September 30, 1999 and 1998 respectively, representing a decrease of $48,516 or 100%. The decrease is due to the fact that for the nine months ended September 30, 1999 the development efforts related to the development of Admits 9.2, all of which were capitalized.

SELLING, GENERAL  AND ADMINISTRATIVE:

Selling, general and administrative expenses were $2,506,689 and $1,501,202 for the nine months of 1999 and 1998 respectively, representing a $1,005,487, or 67% increase. This increase in SG &A expense is primarily attributable to additional expenses related to the proposed merger agreement, including severance and other costs.

Net loss increased to $1,755,698, ($0.11 per common share) for the nine months ended September 30, 1999 from $373,904, ($.03 per common share) for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Lasergate used cash for operating activities of $1,601,637 in the nine months ended September 30, 1999 and $273,885 in the nine months ended September 30, 1998.

Lasergate used cash in investing activities in the amount of $95,650 in the nine months ended September 30, 1999 and $347,230 in the nine months ended September 30, 1998, which was primarily used for capitalized software development costs.

Lasergate was provided cash by financing activities of $1,805,000 in the nine months ended September 30, 1999 and $299,700 in the nine months ended September 30, 1998. In the nine months ended September 30, 1999, cash from financing activities was provided by loans from Tickets.com.

The Company's ability to continue operations is entirely dependent upon its ability to receive further funding. While no assurances can be made, the Company believes that the June 1999 Agreement and Plan of Merger will be consummated by the end of December 1999. Since January 1999, Lasergate has received from Tickets.com a total of $2,283,000 to fund operations, including $500,000 advanced in November 1999. If the Agreement and Plan of Merger is not consummated, the Company does not currently have any further funding alternatives and will most likely invoke bankruptcy proceedings, unless another strategic funding partner can be located, which can not be assured.

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

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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